Form 10-Q
period 2021-06-30
Instil Bio, Inc.
filed 2021-08-12
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
128,761,873 shares of Common Stock, $0.000001 par value per share	August 10, 2021

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$566,725	$241,714
Prepaid expenses and other current assets	7,736	4,424
Total current assets	574,461	246,138
Property, plant and equipment, net	78,576	55,341
Intangibles	10,104	10,104
Goodwill	5,722	5,722
Other long-term assets	3,807	1,707
Total assets	$672,670	$319,012
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,225	$3,495
Accrued expenses and other current liabilities	16,515	8,402
Contingent consideration, current portion	2,104	1,384
Total current liabilities	23,844	13,281
Contingent consideration, net of current portion	10,136	10,893
Deferred tax liabilities	2,110	2,471
Other long-term liabilities	1,108	—
Total liabilities	37,198	26,645
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.000001 par value; 10,000,000 and 74,350,598 shares authorized as of June 30, 2021, and December 31, 2020, respectively; 0 and 70,176,046 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively; $0 and $328,200 aggregate liquidation preference as of June 30, 2021, and December 31, 2020, respectively	—	331,966
Stockholders’ equity (deficit):
Common stock, $0.000001 par value; 300,000,000 and 111,000,000 shares authorized as of June 30, 2021, and December 31, 2020, respectively, 128,743,123 and 20,591,554 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	—	—
Additional paid-in capital	739,044	5,607
Accumulated other comprehensive loss	(210)	(283)
Accumulated deficit	(103,362)	(44,923)
Total stockholders’ equity (deficit)	635,472	(39,599)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$672,670	$319,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$42	$—	$87
Operating expenses:
Research and development	21,186	2,237	35,610	4,245
General and administrative	14,195	2,398	23,174	4,298
Total operating expenses	35,381	4,635	58,784	8,543
Loss from operations	(35,381)	(4,593)	(58,784)	(8,456)
Interest and other expense, net	(89)	(4,609)	(18)	(4,835)
Loss before income tax benefit	$(35,470)	$(9,202)	$(58,802)	$(13,291)
Income tax benefit	159	—	363	—
Net loss	$(35,311)	$(9,202)	$(58,439)	$(13,291)
Other comprehensive income (loss):
Foreign currency translation	43	3	73	(31)
Net comprehensive loss	$(35,268)	$(9,199)	$(58,366)	$(13,322)
Net loss per share, basic and diluted	$(0.27)	$(0.55)	$(0.71)	$(0.89)
Weighted-average shares used in computing net loss per share, basic and diluted	128,743,123	16,846,552	82,478,284	14,942,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Loss
Balance—December 31, 2020	70,176,046	$331,966	20,591,554	$—	$5,607	$(283)	$(44,923)	$(39,599)
Issuance of Series C convertible preferred shares at $12.58 per share	4,174,551	52,460	—	—	—	—	—	—
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	18,400,000	—	339,174	—	—	339,174
Conversion of redeemable convertible preferred stock	(74,350,597)	(384,426)	89,220,699	—	384,426	—	—	384,426
Issuance of common stock from exercises of stock options	—	—	530,870	—	1,438	—	—	1,438
Stock-based compensation	—	—	—	—	2,812	—	—	2,812
Net loss	—	—	—	—	—	—	(23,128)	(23,128)
Foreign currency translation	—	—	—	—	—	30	—	30
Balance—March 31, 2021	—	—	128,743,123	—	733,457	(253)	(68,051)	665,153
Deferred financing costs in connection with initial public offering	—	—	—	—	(158)	—	—	(158)
Stock-based compensation	—	—	—	—	5,745	—	—	5,745
Net loss	—	—	—	—	—	—	(35,311)	(35,311)
Foreign currency translation	—	—	—	—	—	43	—	43
Balance—June 30, 2021	—	$—	128,743,123	$—	$739,044	$(210)	$(103,362)	$635,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Loss
Balance—December 31, 2019	15,000,000	$14,948	11,199,980	$—	$293	$—	$(7,185)	$(6,892)
Stock issued to acquire business	—	—	5,640,000	—	3,244	—	—	3,244
Stock-based compensation	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	—	(4,089)	(4,089)
Foreign currency translation	—	—	—	—	—	(34)	—	(34)
Balance—March 31, 2020	15,000,000	14,948	16,839,980	—	3,599	(34)	(11,274)	(7,709)
Issuance of Series A convertible preferred shares at $1.00 per share, net of issuance costs of $34	10,000,000	14,366	—	—	—	—	—	—
Issuance of Series B convertible preferred shares at $4.92 per share	34,600,523	169,829	—	—	—	—	—	—
Issuance of common stock from exercises of stock options	—	—	9,374	—	6	—	—	6
Stock-based compensation	—	—	—	—	899	—	—	899
Net loss	—	—	—	—	—	—	(9,202)	(9,202)
Foreign currency translation	—	—	—	—	—	3	—	3
Balance—June 30, 2020	59,600,523	$199,143	16,849,354	$—	$4,504	$(31)	$(20,476)	$(16,003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,439)	$(13,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of Series A convertible preferred stock	—	4,400
Stock-based compensation	8,557	961
Foreign exchange remeasurement loss	45	57
(Gain) loss on change in fair value of contingent consideration	(37)	197
Depreciation and amortization	1,095	41
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,778)	1,828
Other long-term assets	(1,531)	(8)
Accounts payable	1,995	(886)
Accrued expenses and other liabilities	1,140	1,143
Net cash used in operating activities	(49,953)	(5,558)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,622)	(1,243)
Business acquisition, net of cash acquired	—	(306)
Net cash used in investing activities	(17,622)	(1,549)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	339,016	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	52,460	179,795
Proceeds from exercise of stock options	1,438	6
Other financing activities	(69)	62
Net cash provided by financing activities	392,845	179,863
Net increase in cash and cash equivalents	325,270	172,756
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(259)	194
Cash, cash equivalents and restricted cash—beginning of period	241,764	8,895
Cash, cash equivalents and restricted cash—end of period	$566,775	$181,845

Supplemental disclosure of noncash information:
Conversion of preferred stock to common stock upon IPO	$384,426	$—
Purchases of property, plant and equipment in accounts payable and accrued liabilities	$9,634	$168
Business acquisition through issuance of common stock and contingent consideration payable	$—	$14,592

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
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries Instil Bio (UK) Ltd. (formerly Immetacyte Ltd. (“Immetacyte”)) and Complex Therapeutics, LLC. Immetacyte was acquired on March 2, 2020 and Complex Therapeutics, LLC was incorporated on October 14, 2020. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders' equity for the three and six months ended June 30, 2021 and 2020, and the results of its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

On March 23, 2021, the Company completed its IPO through an underwritten sale of an aggregate of 18,400,000 shares of its common stock at a price of $20.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 2,400,000 common shares sold upon the full exercise of the underwriter's purchase option, after deducting underwriting discounts and commissions and other offering expenses, was $339.0 million.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result of COVID-19, the Company has taken precautionary measures in order to minimize the risk of the virus to its employees and the communities in which it operates, including the suspension of all non-essential business travel of employees. Although the majority of the Company’s workforce now works remotely, there has been minimal disruption in the Company’s ability to ensure the effective operation of its business. While the broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance remain uncertain, including any implications from the spread of the new Delta variant of COVID-19, the COVID-19 pandemic has, to date, not had a material adverse impact on its results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$566,725	$241,714
Restricted cash	50	50
Cash, cash equivalents and restricted cash	$566,775	$241,764

Deferred Offering Costs

Costs that were directly related to the Company’s IPO were deferred for expense recognition and instead capitalized and recorded within other long-term assets on the accompanying condensed consolidated balance sheet. These costs consist of legal fees, accounting fees, and other applicable professional services. These deferred offering costs were reclassified to additional paid in capital upon the closing of the IPO. As of December 31, 2020, $0.5 million of deferred offering costs were capitalized.
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

3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development expenses	$2,647	$761
Prepaid general and administration expenses	1,929	420
Grant receivable	887	571
U.K. research and development tax and expenditure credits	1,876	799
Other receivables	397	1,803
Other assets	—	70
Total prepaid expenses and other current assets	$7,736	$4,424

Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$31,243	$31,243
Building	6,309	6,309
Laboratory equipment	13,050	6,590
Manufacturing equipment	1,748	2,355
Office and computer equipment	2,153	1,510
Leasehold improvements	1,436	1,312
Construction work-in-progress	23,985	6,328
Total property, plant and equipment, gross	79,924	55,647
Less: accumulated depreciation	(1,348)	(306)
Total property, plant and equipment, net	$78,576	$55,341

Depreciation expense was $0.7 million and an immaterial amount for the three months ended June 30, 2021 and 2020, respectively, and was $1.1 million and an immaterial amount for the six months ended June 30, 2021 and 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss.

In October 2020, the Company acquired land inclusive of four buildings in Tarzana, California, for $37.6 million. The Company is in the process of developing this land for its United States ("U.S.") operations and has capitalized $22.6 million in work in progress costs associated with this development project. The Company’s contractual commitments for this development project are limited to unreimbursed spend by the general contractor and as such, as of June 30, 2021, and December 31, 2020, $43.0 million and $6.3 million, respectively, is contractually committed to the development of this project. This acquisition is classified as an asset acquisition for which the Company records identifiable assets acquired at cost on a relative fair value basis. The most significant components of the allocation of fair value are four buildings as-if-vacant and land.

Other Long-term Assets
Other long-term assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred rent	$2,183	$509
Prepaid research and development expenses	1,475	603
Security deposit	99	29
Restricted cash	50	50
Deferred offering costs	—	516
Total other long-term assets	$3,807	$1,707
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$6,428	$3,983
Accrued construction costs	4,753	302
Accrued research and development expenses	4,052	1,616
Accrued operational expenses	863	1,589
Current tax liabilities	226	631
Other current liabilities	193	281
Total accrued expenses and other current liabilities	$16,515	$8,402
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
The payments made for the license of the TIL technology were accounted for as in-process research and development (“IPR&D”) as part of an asset acquisition and were expensed as it was determined that there was no alternative future use for the license. The Company accounts for contingent consideration payable upon achievement of certain development or commercial milestones when the underlying contingency is resolved. For the three months ended June 30, 2020, the Company recognized $0.6 million of IPR&D, which consisted of $0.3 million paid up front for the license and $0.3 million paid for achievement of a development milestone, which was recognized as a component of research and development expense in the Company’s statement of operations and comprehensive loss.
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
For the six months ended June 30, 2020, the Company recorded $2.9 million of research and development expense in the statement of operations and comprehensive loss as part of these services.

Upon the acquisition of Immetacyte, the License Agreement was terminated.

Acquisition of Immetacyte

In March 2020, the Company acquired 100% of the share capital of Immetacyte for $0.8 million in cash consideration, 5.6 million shares of common stock at an estimated fair value of $0.58 per share and up to an aggregate of $14.8 million of cash contingent consideration. The contingent consideration was additional cash consideration payable to the seller up until January 31, 2040 upon achievement of distinct product development milestones. The Company believes the acquisition, which includes the dedicated workforce of Immetacyte, will better position itself in developing an innovative cell therapy pipeline of autologous TIL therapies for the treatment of patients with cancer.

The fair value of consideration paid was as follows (in thousands):

Cash consideration	$779
Common stock of 5,640,000 shares at an estimated fair value of $0.58 per share	3,243
Contingent consideration	11,349
Total consideration	$15,371

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

Within net working capital, was $0.8 million of acquired gross trade receivables, all of which has been collected. Goodwill is attributable to the assembled workforce and expected synergies from combining operations. The goodwill recognized for this acquisition is not deductible for income tax purposes. From the acquisition date through June 30, 2021, there has been no change in the carrying amount of goodwill. Because the acquired IPR&D has an indefinite life, it is not amortized but rather evaluated for impairment. As of June 30, 2021 and, December 31, 2020 IPR&D was not impaired.

The Company recognized acquisition costs of an immaterial amount and $0.9 million for the three and six months ended June 30, 2020, which were expensed as incurred within general and administrative on the condensed consolidated statements of operations and comprehensive loss.

5. Fair Value Measurement

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$559,841	$—	$—	$559,841
Financial Liabilities
Contingent consideration	$—	$—	$12,240	$12,240

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$106,138	$—	$—	$106,138
Financial Liabilities
Contingent consideration	$—	$—	$12,277	$12,277

There were no transfers in and out of Level 1, 2 and 3 measurements for the six months ended June 30, 2021 and the year ended December 31, 2020. The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities (in thousands):

Six Months Ended June 30, 2021
Fair value, beginning balance	$12,277
Change due to expected date of first milestone payment	(37)
Fair value, ending balance	$12,240

Year Ended December 31, 2020
Fair value, beginning balance	$—
Contingent consideration recorded as a result of Immetacyte acquisition	11,349
Change in present value of contingent consideration	928
Fair value, ending balance	$12,277

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

During the six months ended June 30, 2021, the change of fair value related to the contingent consideration is attributable solely to the change in the expected date of the milestone achievement. During the six months ended June 30, 2021, no contingent consideration payments were made by the Company.

During the year ended December 31, 2020, the Company determined the fair value of the contingent consideration by probability weighting scenarios of milestone achievements to determine the expected future contingent consideration payment, discounted to present value using an 8.5% discount rate based on the Company’s pre-tax cost of debt on the acquisition date. The probability of payments ranged from 20% to 100% and the timing of future payments ranged from 2020 to 2026. In determining the likelihood of milestone achievements which trigger payouts related to the contingent consideration, the probabilities for various scenarios, as well as the discount rate used in the Company’s calculations were based on internal unobservable projections. During the year ended December 31, 2020, no contingent consideration payments were made by the Company. As a result, as of December 31, 2020, the estimated future payments included the payment previously expected to be made in late 2020. As of December 31, 2020, the probability and timing of payments ranged from 20% to 100% and 2021 to 2026, respectively. As of December 31, 2020, the discount rate used in discounting the expected contingent consideration payments changed to 8% based on the Company’s pre-tax cost of debt, which increased the fair value of the contingent consideration by $0.9 million from the acquisition date.
6. Commitments and Contingencies
Operating Leases
The Company leases various operating spaces in the U.S. and United Kingdom ("U.K.") under non-cancelable operating lease arrangements that expire on various dates through the end of 2026. These arrangements require the Company to pay certain operating expenses, such as service charges, taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal escalation causes. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease and records the difference between the rent paid and recognition of rent expense as a deferred rent liability. Total rent expense was $0.8 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments under noncancellable operating leases as of June 30, 2021 were as follows (in thousands):

2021	$1,015
2022	2,120
2023	1,988
2024	1,810
2025 and thereafter	2,368
Total	$9,301
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

In November 2020, the Company executed a limited recourse promissory note with its Chief Executive Officer (“CEO”), Bronson Crouch, in the amount of $1.1 million which was secured by a pledge of a total of 3.2 million shares of its common stock issued upon exercise of vested stock options. The note beared an interest rate of 2.5% per annum with a maturity date of the earlier of (i) five years from the date of the note or (ii) one business day prior to the filing or submission of the Company’s first registration statement covering the Company’s common stock with the SEC. The principal and interest under the note may be repaid at any time without penalty. Because the Company only has partial recourse under the promissory note, the Company deemed the note receivable to be non-substantive. As such, the note receivable was not reflected in the condensed consolidated financial statements and the related stock transaction will be recorded at the time the note receivable is settled in cash. As of December 31, 2020, the outstanding balance of the promissory note was $1.1 million. The promissory note was fully repaid in January 2021.

On March 23, 2021, the Company completed its IPO through an underwritten sale of an aggregate of an aggregate of 18,400,000 shares of its common stock at a price of $20.00 per share (see Note 2).

As of June 30, 2021, the Company had outstanding 128,743,123 shares of common stock. Of the 18,400,000 shares sold during the IPO, 18,193,671 shares are currently freely tradable, and 206,329 shares will be available for sale in the public market on September 15, 2021, which is 180 days after the date of the prospectus for our IPO following the expiration of lock-up agreements between certain stockholders who purchased shares in the IPO and the underwriters. An additional 110,549,452 shares will be available for sale in the public market on September 15, 2021 following the expiration of lock-up agreements between some of our stockholders and the underwriters. Morgan Stanley & Co. LLC, Jefferies LLC and Cowen and Company, LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.
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

All outstanding shares of convertible preferred stock were converted on a 1.2-for-1 conversion ratio of shares of common stock on March 23, 2021, the date of closing of the Company's IPO (see Note 2).

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

As of December 31, 2020, the holders of the Company’s convertible preferred stock had various rights, preferences and privileges as follows:
Voting Rights

The holders of convertible preferred stock were entitled to cast the number of votes equal to the number of shares of common stock into which the shares of convertible preferred stock held by such holder were convertible as of the record date at any shareholder meeting of the Company. Except as provided by law or by the other provisions of the Company’s amended and restated certificate of incorporation, holders of convertible preferred stock and common stock were entitled to vote together as a single class. Holders of Series A convertible preferred stock, exclusively and as a separate class, were entitled to elect one member of the Company’s board of directors and holders of Series B convertible preferred stock, exclusively and as a separate class, were entitled to elect three members to the Company’s board of directors.

Dividends

Holders of convertible preferred stock were entitled to receive noncumulative cash dividends in an amount equal to 8% of their respective original (pre-split) issue price of $1.00, $4.92 and $12.58 for Series A, Series B and Series C convertible preferred stock, respectively, per annum per share (subject to appropriate adjustment in the event of any stock dividends, stock splits, stock combinations, recapitalizations or similar events), when and if declared by the Company’s board of directors, prior and in preference to the holders of common stock. As of June 30, 2021, no dividends had been declared.

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

2021 Preferred Stock Activity

All currently outstanding shares of convertible preferred stock were converted into an aggregate of 89,220,699 shares of common stock on March 23, 2021, the closing date of the Company's IPO (see Note 2). After the completion of the IPO, the Company's current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The board of directors are authorized to provide for the issue of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of June 30, 2021, there have been no shares of preferred stock issued and outstanding by the Company.
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

The number of shares available for future issuance under the 2021 Plan is the sum of (1) 8,660,000 new shares of common stock, (2) 4,194,437 remaining shares of common stock reserved under the 2018 Plan that became available for issuance upon the effectiveness of the 2021 Plan and (3) the number of shares of common stock subject to outstanding awards under the 2018 Plan when the 2021 Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2022 continuing through January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Stock options granted by the Company to employees generally vest over four years with a one year cliff.

As of June 30, 2021, 10,654,850 shares of common stock remained available for issuance under the 2021 Plan. As of June 30, 2021, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.

The following summarizes option activity under the 2021 Plan:

	Shares Available for Grant	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2020	10,217,237	15,331,923	$0.80	9.22	$78,857
Additional Shares Authorized	8,660,000
Options granted(1)	(8,270,387)	8,270,387	$9.25
Options forfeited	48,000	(48,000)	$4.74
Options exercised	—	(3,690,620)	$0.39
Balance, June 30, 2021	10,654,850	19,863,690	$4.38	9.21	$298,310
Exercisable, June 30, 2021		2,286,626	$1.18	8.48	$41,493
Vested and expected to vest, June 30, 2021		2,286,626	$1.18	8.48	$41,493
______________________________________________________________
(1)    Includes 2,127,637 stock options subject to performance conditions.
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. There were 3,690,620 stock options exercised during the six months ended June 30, 2021. For the six months ended June 30, 2021, the estimated weighted-average grant-date fair value of employee options granted was $11.57 per share.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development expense	$2,043	$124	$3,448	$128
General and administrative expense	3,702	775	5,109	833
Total stock-based compensation expense	$5,745	$899	$8,557	$961
As of June 30, 2021, there was $70.8 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan (excluding performance awards), which is expected to be recognized over a weighted average period of 3.3 years.

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2021			2020
Expected term (in years)	5.77	—	6.23	5.27	—	6.08
Expected volatility	75.97%	—	89.11%	69.69%	—	82.64%
Risk-free interest rate	0.51%	—	1.09%	0.42%	—	1.76%
Fair Value of Common Stock	$6.68	—	$26.44	$0.41	—	$0.71
Expected dividend yield	—%			—%
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

Performance Awards
During the six months ended June 30, 2021, the Company granted 2,127,637 stock options to both employees and non-employees that are subject to a performance condition and will begin vesting upon the consummation of a strategic transaction by the Company prior to December 31, 2022, which is expected to be recognized over a weighted average period of 3.72 years. A strategic transaction has been defined as (a) a change in control, (b) the Company’s next capital raise or (c) an initial public offering of the Company’s shares, in which the Company receives at least $50.0 million in gross proceeds. As of June 30, 2021, this performance condition was determined to be achieved, and the Company has recognized $1.6 million stock-based compensation expense relating to these performance awards. As of June 30, 2021, the Company had $22.7 million of unrecognized compensation cost relating to these performance awards, calculated using the accelerated attribution method and the grant date fair value of the awards.

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
9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	June 30,
	2021	2020
Convertible preferred stock	—	59,600,523
Stock options to purchase common stock	19,863,690	9,541,349
Total	19,863,690	69,141,872

All outstanding shares of convertible preferred stock were converted on a 1.2-for-1 conversion ratio of shares of common stock on March 23, 2021, the date of the Company's IPO (see Note 2).

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
Since inception, we have had significant operating losses. Our net loss was $35.3 million and $58.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $103.4 million. As of June 30, 2021, we had $566.7 million in cash and cash equivalents. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.
Impact of the COVID-19 Pandemic on Our Operations
On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including the United Kingdom and California, where most of our operations are conducted. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. We have been carefully monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees, including the suspension of all non-essential business travel. In addition, the majority of our workforce now works remotely. To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that it will become more difficult to enroll participants in our clinical trials, which could delay our clinical development timelines. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, including any implications from the spread of the new Delta variant of COVID-19,the COVID-19 pandemic has, to date, not had a material adverse impact on our results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.
See “Risk Factors” for a further discussion of the potential adverse impact of COVID-19 on our business.

Components of Operating Results
Operating Expenses
Research and Development
Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and in-license payments to Immetacyte and, to a lesser extent, salaries, benefits, and other personnel-related costs, including stock-based compensation, professional service fees and facility and other related costs. In-licensing payments to Immetacyte were treated as in-process research and development and expensed when incurred because the product candidates using the licensed TIL technology were determined to have no alternative future use. For the three and six months ended June 30, 2021 and June 30, 2020, we did not allocate our research and development expenses by program.
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
We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to increase our headcount to support our research and development activities and operations generally, the growth of our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities and other administrative and professional services.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. At June 30, 2021, we maintained a full valuation allowance against net deferred tax assets for domestic purposes. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs since the Company’s inception, and the inability to carryback these NOLs to prior periods. Furthermore, the Company determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future. The timing and the reversal of the Company's valuation allowance will continue to be monitored. For United Kingdom purposes, the losses are being reported as a deferred tax asset to offset the net deferred tax liability by $0.2 million.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$
Revenue	$—	$42	$(42)
Operating expenses:
Research and development	21,186	2,237	18,949
General and administrative	14,195	2,398	11,797
Total operating expenses	35,381	4,635	30,746
Loss from operations	(35,381)	(4,593)	(30,788)
Interest and other expense, net	(89)	(4,609)	4,520
Loss before income tax expense	$(35,470)	$(9,202)	$(26,268)
Income tax benefit	159	—	159
Net loss	$(35,311)	$(9,202)	$(26,109)

Research and Development Expenses
Research and development expenses were $21.2 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. The increase in research and development expenses during this period of $19.0 million was primarily due to:

•$12.2 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $1.9 million, to support increased clinical trial activities, including clinical manufacturing;
•$4.4 million in costs related to research and clinical development activities, including from our clinical trials and also increased costs related to expanded clinical manufacturing activities; and

•$2.4 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.
General and Administrative Expenses
General and administrative expenses were $14.2 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively. The net increase of $11.8 million was primarily due to:

•$6.8 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $2.9 million, to support our growing business and for preparation of clinical trials;
•$2.5 million in costs resulting from increased usage of consultants during our IPO, which increased primarily due to expenses related to accounting and marketing consultants of $0.7 million, executive, legal and administrative consultants of $1.1 million and information technology and other general and administrative consultants of $0.7 million; and
•$2.5 million in costs resulting from increased facilities and offices costs of $1.5 million and insurance expenses of $1.0 million.
Interest and Other Income (Expense), Net

Interest and other income (expense), net was net income of $0.1 million and expense of $4.6 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $4.5 million was due to a $4.4 million loss on the issuance of Series A preferred stock during three months ended June 30, 2020 and $0.1 million related to taxes and other.

Income Tax Benefit

Income tax benefit increased from zero for the three months ended June 30, 2020 to $0.2 million for the three months ended June 30, 2021. During the three months ended June 30, 2021, income tax benefit consisted of current and deferred foreign income taxes from our operations in the United Kingdom.

Results of Operations
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$
Revenue	$—	$87	$(87)
Operating expenses:
Research and development	35,610	4,245	31,365
General and administrative	23,174	4,298	18,876
Total operating expenses	58,784	8,543	50,241
Loss from operations	(58,784)	(8,456)	(50,328)
Interest and other expense, net	(18)	(4,835)	4,817
Loss before income tax expense	$(58,802)	$(13,291)	$(45,511)
Income tax benefit	363	—	363
Net loss	$(58,439)	$(13,291)	$(45,148)

Research and Development Expenses
Research and development expenses were $35.6 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase in research and development expenses during this period of $31.4 million was primarily due to:

•$20.9 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $3.3 million, to support increased clinical trial activities, including clinical manufacturing;
•$7.0 million in costs related to research and clinical development activities, including from our clinical trials and also increased costs related to expanded clinical manufacturing activities; and
•$3.5 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.
General and Administrative Expenses
General and administrative expenses were $23.2 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively. The net increase of $18.9 million was primarily due to:

•$11.2 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $4.3 million, to support our growing business and for preparation of clinical trials;
•$3.9 million in costs resulting from increased usage of consultants during our IPO, which increased primarily due to expenses related to accounting consultants of $1.3 million, executive and legal consultants of $1.3 million and information technology and other general and administrative consultants of $1.3 million; and

•$3.8 million in costs resulting from increased facilities and offices costs of $2.5 million and insurance expenses of $1.4 million.
Interest and Other Income (Expense), Net

Interest and other income (expense), net was net loss of zero and expense of $4.8 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $4.8 million was due to a $4.4 million loss on the issuance of Series A preferred stock during the six months ended June 30, 2020 and $0.4 million related to taxes and other income.

Income Tax Benefit

Income tax benefit increased from zero for the six months ended June 30, 2020 to $0.4 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, income tax benefit consisted of current and deferred foreign income taxes from our operations in the United Kingdom.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of June 30, 2021, we had cash and cash equivalents of $566.7 million and an accumulated deficit of $103.4 million. In March 2021, we raised net proceeds of $339.0 million in our IPO, pursuant to which we sold an aggregate of 18,400,000 shares of common stock.

Prior to our IPO, we funded our operations primarily through the issuance and sale of convertible preferred stock. From our inception through December 31, 2020, we raised net cash proceeds of $327.6 million from the issuance and sale of our convertible preferred stock. As of December 31, 2020, we had cash and cash equivalents of $241.7 million and an accumulated deficit of $44.9 million. Subsequent to December 31, 2020, we raised aggregate net cash proceeds of $52.5 million from the issuance and sale of our Series C convertible preferred stock.
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
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid at June 30, 2021, which payment is contingent on future events, was $14.8 million.
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

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of June 30, 2021, our future minimum lease payments under non-cancelable lease agreements were $9.3 million.

In October 2020, we acquired land inclusive of four buildings in Tarzana, California, for $37.6 million. We are in the process of developing this land for our United States operations and our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of June 30, 2021, and December 31, 2020, $43.0 million and $6.3 million, respectively, was contractually committed to the development of this project.
In the normal course of business, we enter into contracts with Clinical Research Organization ("CRO") and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and generally provide us the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. However, it is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Cash used in operating activities	$(49,953)	$(5,558)
Cash used in investing activities	(17,622)	(1,549)
Cash provided by financing activities	392,845	179,863
Net increase in cash, cash equivalents, and restricted cash	$325,270	$172,756
Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $50.0 million, which consisted of the net loss of $58.4 million partially offset by $9.7 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $1.2 million in a net change of our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $8.6 million, and depreciation and amortization expense of $1.1 million. The net change in our operating assets and liabilities was primarily due to an increase of $2.0 million in accounts payable, an increase of $1.1 million in accrued expenses and other liabilities, partially offset by an increase in $2.8 million in prepaid expenses and other current assets and an increase in $1.5 million in other long-term assets.

Cash used in operating activities for the six months ended June 30, 2020 was $5.6 million, which consisted of the net loss of $13.3 million, partially offset by $5.7 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and $2.1 million in a net change of our net operating assets and liabilities. The non-cash charges primarily consisted of a loss on issuance of Series A convertible preferred stock of $4.4 million, foreign exchange remeasurement loss of $0.2 million, and stock-based compensation of $1.0 million. The net change in our operating assets and liabilities was primarily due to a decrease of $0.9 million in accounts payable, an increase of $1.1 million in accrued expenses and other liabilities, partially offset by a decrease in $1.8 million in prepaid expenses and other current assets.
Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $17.6 million, which was related to purchases of property and equipment.

Cash used in investing activities for the six months ended June 30, 2020 was $1.5 million, which was related to purchases of property and equipment of $1.2 million and $0.3 million related to the acquisition of Immetacyte.
Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $392.8 million, which was primarily related to net cash proceeds from our IPO of $339.0 million, net cash proceeds from the issuance of Series C convertible preferred stock of $52.5 million and cash proceeds from exercise of stock options of $1.4 million.

Cash provided by financing activities for the six months ended June 30, 2020 was $179.9 million, which was primarily related to net cash proceeds from the issuance of Series A and Series B convertible preferred stock of $179.8 million.

Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the condensed consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our final prospectus filed with the SEC on March 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act for our IPO. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had cash and cash equivalents of $566.7 million as of June 30, 2021. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the period presented.
Due to the low risk profile of our investments, a hypothetical one percentage point change in interest rates during the period presented would not have had a material impact on our financial statements included elsewhere in this report.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $58.4 million and $13.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $103.4 million. We have financed our operations with $339.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2021, we had cash and cash equivalents of $566.7 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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
•    effective investigational new drug applications, or INDs, from the U.S. Food and Drug Administration (FDA), or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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

The spread of COVID-19, including the emergence and spread of the Delta variant, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
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
We have initiated a technology transfer of the current manufacturing process of ITIL-168 from our manufacturing facility in Manchester, United Kingdom to our new manufacturing facility in Tarzana, California, and we intend to utilize material manufactured in our new manufacturing facility in our future clinical trials of ITIL-168. This technology transfer process is still underway, and to date, we have not successfully produced a batch of ITIL-168. We will need to perform analytical and other animal or cell-based tests to demonstrate that materials produced by our new manufacturing facility, or any other third-party manufacturer that we engage, is comparable in all respects, including potency, to the product produced by our Manchester manufacturing facility and utilized in prior clinical and preclinical studies of ITIL-168. There is no assurance that we, or any other future third-party manufacturer that we engage, will be successful in producing ITIL-168, that any such product will pass the required comparability testing, or that any materials produced by us or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials produced by our Manchester manufacturing facility. Once the technology transfer is complete, we believe that our manufacturing network will have sufficient capacity to meet demand for ITIL-168 for our future United States clinical trials. Although we have identified additional third-party cGMP-compliant manufacturers that we believe we will be able to contract with in order to provide additional sources of such materials, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. In addition, we may change our manufacturing process for ITIL-168, which could cause delays in production as we and our third-party manufacturers seek to improve and streamline the process.
In addition, we do not currently have long-term supply or manufacturing arrangements in place for the production of ITIL-168. Although we intend to establish multiple sources for long-term supply, including our own commercial-scale cGMP-compliant manufacturing facility and one or more third-party manufacturers, if the cell therapy industry were to grow, we may encounter increasing competition for the raw materials and consumables necessary for the production of ITIL-168. Furthermore, demand for third-party cGMP manufacturing facilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of ITIL-168 for future clinical trials or to meet initial commercial demand in the United States. In addition to our own manufacturing facilities, we currently rely, and expect to continue to rely, on additional third parties to manufacture ingredients of our product candidates and to perform quality testing. Even following our establishment of our own cGMP-compliant manufacturing capabilities, we intend to maintain third-party manufacturers for these ingredients, as well as to serve as additional sources of our product candidates, which will expose us to risks including:
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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including ITIL-168 for the treatment of metastatic melanoma, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the United States. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
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

Additionally, there has been heightened governmental scrutiny in the United States of America ("U.S") of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Further, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all United States and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the new Biden administration.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the results of the 2020 United States Presidential election may impact our business and industry. The Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these requirements will be interpreted and implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for ITIL-168, ITIL-306 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
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
As of June 30, 2021, we had 307 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
As of August 10, 2021, we had outstanding 128,761,873 shares of common stock. Of the 18,400,000 shares sold during the IPO, 18,193,671 shares are currently freely tradable and 206,329 shares will be available for sale in the public market on September 15, 2021, which is 180 days after the date of the prospectus for our initial public offering following the expiration of lock-up agreements between certain stockholders who purchased shares in the IPO and the underwriters. An additional 110,568,202 shares will be available for sale in the public market on September 15, 2021 following the expiration of lock-up agreements between some of our stockholders and the underwriters. Morgan Stanley & Co. LLC, Jefferies LLC and Cowen and Company, LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.
In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of approximately 31.8 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

The initial public offering closed on March 23, 2021. The aggregate net proceeds from our initial public offering, after underwriting discounts and commissions of $25.8 million and other offering expenses of $3.2 million, were $339.0 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 22, 2021.

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
101
The following financial information from Instil Bio Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Preferred Stock and of Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

August 12, 2021	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)