Form 10-Q
period 2021-09-30
Instil Bio, Inc.
filed 2021-11-15
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
128,926,778 shares of Common Stock, $0.000001 par value per share	November 12, 2021

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,400	$241,714
Marketable securities	494,958	—
Prepaid expenses and other current assets	7,729	4,424
Total current assets	523,087	246,138
Property, plant and equipment, net	103,690	55,341
Intangibles	10,104	10,104
Goodwill	5,722	5,722
Other long-term assets	4,794	1,707
Total assets	$647,397	$319,012
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,254	$3,495
Accrued expenses and other current liabilities	25,304	8,402
Contingent consideration, current portion	1,529	1,384
Total current liabilities	32,087	13,281
Contingent consideration, net of current portion	10,878	10,893
Deferred tax liabilities	1,475	2,471
Other long-term liabilities	1,537	—
Total liabilities	45,977	26,645
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.000001 par value; 10,000,000 and 74,350,598 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 0 and 70,176,046 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; $0 and $328,200 aggregate liquidation preference as of September 30, 2021, and December 31, 2020, respectively	—	331,966
Stockholders’ equity (deficit):
Common stock, $0.000001 par value; 300,000,000 and 111,000,000 shares authorized as of September 30, 2021, and December 31, 2020, respectively, 128,857,283 and 20,591,554 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	—	—
Additional paid-in capital	747,891	5,607
Accumulated other comprehensive loss	(104)	(283)
Accumulated deficit	(146,367)	(44,923)
Total stockholders’ equity (deficit)	601,420	(39,599)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$647,397	$319,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$52	$—	$138
Operating expenses:
Research and development	29,064	4,908	64,674	9,152
General and administrative	13,960	2,855	37,134	7,153
Total operating expenses	43,024	7,763	101,808	16,305
Loss from operations	(43,024)	(7,711)	(101,808)	(16,167)
Interest and other (expense) income, net	(639)	449	(657)	(4,386)
Loss before income tax benefit	$(43,663)	$(7,262)	$(102,465)	$(20,553)
Income tax benefit	658	—	1,021	—
Net loss	$(43,005)	$(7,262)	$(101,444)	$(20,553)
Other comprehensive income (loss):
Foreign currency translation	124	17	197	(14)
Unrealized loss on available-for-sale securities, net	(18)	—	(18)	—
Net comprehensive loss	$(42,899)	$(7,245)	$(101,265)	$(20,567)
Net loss per share, basic and diluted	$(0.33)	$(0.43)	$(1.03)	$(1.32)
Weighted-average shares used in computing net loss per share, basic and diluted	128,794,142	16,928,831	98,256,027	15,616,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Loss
Balance—December 31, 2020	70,176,046	$331,966	20,591,554	$—	$5,607	$(283)	$(44,923)	$(39,599)
Issuance of Series C convertible preferred shares at $12.58 per share	4,174,551	52,460	—	—	—	—	—	—
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	18,400,000	—	339,174	—	—	339,174
Conversion of redeemable convertible preferred stock	(74,350,597)	(384,426)	89,220,699	—	384,426	—	—	384,426
Issuance of common stock from exercises of stock options	—	—	530,870	—	1,438	—	—	1,438
Stock-based compensation	—	—	—	—	2,812	—	—	2,812
Net loss	—	—	—	—	—	—	(23,128)	(23,128)
Foreign currency translation	—	—	—	—	—	30	—	30
Balance—March 31, 2021	—	—	128,743,123	—	733,457	(253)	(68,051)	665,153
Deferred financing costs in connection with initial public offering	—	—	—	—	(158)	—	—	(158)
Stock-based compensation	—	—	—	—	5,745	—	—	5,745
Net loss	—	—	—	—	—	—	(35,311)	(35,311)
Foreign currency translation	—	—	—	—	—	43	—	43
Balance—June 30, 2021	—	—	128,743,123	—	739,044	(210)	(103,362)	635,472
Issuance of common stock from exercises of stock options	—	—	114,160	—	121	—	—	121
Stock-based compensation	—	—	—	—	8,726	—	—	8,726
Net loss	—	—	—	—	—	—	(43,005)	(43,005)
Other comprehensive income	—	—	—	—	—	106	—	106
Balance—September 30, 2021	—	$—	128,857,283	$—	$747,891	$(104)	$(146,367)	$601,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Loss
Balance—December 31, 2019	15,000,000	$14,948	11,199,980	$—	$293	$—	$(7,185)	$(6,892)
Stock issued to acquire business	—	—	5,640,000	—	3,244	—	—	3,244
Stock-based compensation	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	—	(4,089)	(4,089)
Foreign currency translation	—	—	—	—	—	(34)	—	(34)
Balance—March 31, 2020	15,000,000	$14,948	16,839,980	—	3,599	(34)	(11,274)	(7,709)
Issuance of Series A convertible preferred shares at $1.00 per share, net of issuance costs of $34	10,000,000	14,366	—	—	—	—	—	—
Issuance of Series B convertible preferred shares at $4.92 per share	34,600,523	169,829	—	—	—	—	—	—
Issuance of common stock from exercises of stock options	—	—	9,374	—	6	—	—	6
Stock-based compensation	—	—	—	—	899	—	—	899
Net loss	—	—	—	—	—	—	(9,202)	(9,202)
Foreign currency translation	—	—	—	—	—	3	—	3
Balance—June 30, 2020	59,600,523	$199,143	16,849,354	—	4,504	(31)	(20,476)	(16,003)
Deferred financing costs for Series B	—	15	—	—	—	—	—	—
Issuance of common stock from exercises of stock options	—	—	125,250	—	99	—	—	99
Stock-based compensation	—	—	—	—	331	—	—	331
Net loss	—	—	—	—	—	—	(7,262)	(7,262)
Foreign currency translation	—	—	—	—	—	17	—	17
Balance—September 30, 2020	59,600,523	$199,158	16,974,604	$—	$4,934	$(14)	$(27,738)	$(22,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(101,444)	$(20,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of Series A convertible preferred stock	—	4,400
Stock-based compensation	17,293	1,291
Foreign exchange remeasurement loss (gain)	602	(180)
Loss on change in fair value of contingent consideration	130	263
Depreciation and amortization	1,859	108
Accretion on marketable securities	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,877)	5
Other long-term assets	(3,160)	(29)
Accounts payable	3,750	(569)
Accrued expenses and current other liabilities	4,487	2,471
Net cash used in operating activities	(79,348)	(12,793)
Cash flows from investing activities:
Purchase of marketable securities	(699,987)	—
Maturities of marketable securities	205,000	—
Purchases of property, plant and equipment	(39,367)	(5,545)
Business acquisition, net of cash acquired	—	(306)
Net cash used in investing activities	(534,354)	(5,851)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	339,016	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	52,460	179,809
Proceeds from exercise of stock options	1,559	105
Other financing activities	(69)	63
Net cash provided by financing activities	392,966	179,977
Net (decrease) increase in cash and cash equivalents	(220,736)	161,333
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(128)	451
Cash, cash equivalents and restricted cash—beginning of period	241,764	8,895
Cash, cash equivalents and restricted cash—end of period	$20,900	$170,679

Supplemental disclosure of noncash information:
Conversion of preferred stock to common stock upon IPO	$384,426	$—
Purchases of property, plant and equipment in accounts payable and accrued liabilities	$12,690	$1,882
Business acquisition through issuance of common stock and contingent consideration payable	$—	$14,592

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the results of its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

Concurrent with the IPO, all then-outstanding shares of the Company's convertible preferred stock outstanding (see Note 8) were automatically converted into an aggregate of 89,220,699 shares of common stock and were reclassified into permanent equity. Further, immediately following the closing of the IPO, the Company amended and restated its certificate of incorporation such that the total number of shares of common stock authorized to be issued was 300,000,000 and the total number of shares of preferred stock authorized to be issued was 10,000,000. Following the IPO, there are no shares of convertible preferred stock outstanding.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result of COVID-19, the Company has taken precautionary measures in order to minimize the risk of the virus to its employees and the communities in which it operates. Although the majority of the Company’s workforce now works remotely, there has been minimal disruption in the Company’s ability to ensure the effective operation of its business. While the broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance remain uncertain, including any implications from the spread of the new Delta variant of COVID-19, the COVID-19 pandemic has, to date, not had a material adverse impact on its results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Cash, Cash Equivalents, Restricted Cash and Marketable securities

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

Our short-term marketable securities have original maturities of less than a year at date of purchase. We classify and account for our marketable securities as available-for-sale securities, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive loss. Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of September 30, 2021, marketable securities consisted of U.S. Treasury bills. The Company had no holdings of marketable securities as of December 31, 2020.

Short-term marketable securities are recorded at their estimated fair value. We periodically review whether our securities may be other-than-temporarily impaired, including whether or not (i) we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If one of these factors is met, we will record an impairment loss associated with our impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other expense in the condensed consolidated statements of operations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$20,400	$241,714
Restricted cash	500	50
Cash, cash equivalents and restricted cash	$20,900	$241,764

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

3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development expenses	$1,226	$761
Prepaid general and administration expenses	2,859	420
Grant receivable	861	571
U.K. research and development tax and expenditure credits	2,299	799
Other receivables	484	1,803
Other current assets	—	70
Total prepaid expenses and other current assets	$7,729	$4,424

Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$31,243	$31,243
Building	6,309	6,309
Laboratory equipment	14,281	6,590
Manufacturing equipment	1,700	2,355
Office and computer equipment	2,182	1,510
Vehicles	64	—
Leasehold improvements	1,423	1,312
Construction work-in-progress	48,575	6,328
Total property, plant and equipment, gross	105,777	55,647
Less: accumulated depreciation	(2,087)	(306)
Total property, plant and equipment, net	$103,690	$55,341

Depreciation expense was $0.8 million and an immaterial amount for the three months ended September 30, 2021 and 2020, respectively, and was $1.9 million and an immaterial amount for the nine months ended September 30, 2021 and 2020, respectively, in the condensed consolidated statements of operations and comprehensive loss.

In October 2020, the Company acquired land inclusive of four buildings in Tarzana, California, for $37.6 million. The Company is in the process of developing this land for its United States ("U.S.") operations and has capitalized $44.2 million in work in progress costs associated with this development project. The Company’s contractual commitments for this development project are limited to unreimbursed spend by the general contractor and as such, as of September 30, 2021, and December 31, 2020, $78.7 million and $6.3 million, respectively, is contractually committed to the development of this project. This acquisition is classified as an asset acquisition for which the Company records identifiable assets acquired at cost on a relative fair value basis. The most significant components of the allocation of fair value are four buildings as-if-vacant and land.
Other Long-term Assets
Other long-term assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred rent	$2,088	$509
Prepaid research and development expenses	2,024	603
Prepaid general and administration expenses	71	—
Security deposit	111	29
Restricted cash	500	50
Deferred offering costs	—	516
Total other long-term assets	$4,794	$1,707
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$9,157	$3,983
Accrued construction costs	11,178	302
Accrued research and development expenses	3,034	1,616
Accrued operational expenses	1,265	1,589
Current tax liabilities	436	631
Other current liabilities	234	281
Total accrued expenses and other current liabilities	$25,304	$8,402
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
The payments made for the license of the TIL technology were accounted for as in-process research and development (“IPR&D”) as part of an asset acquisition and were expensed as it was determined that there was no alternative future use for the license. The Company accounts for contingent consideration payable upon achievement of certain development or commercial milestones when the underlying contingency is resolved. For the three months ended September 30, 2020, the Company recognized $0.6 million of IPR&D, which consisted of $0.3 million paid up front for the license and $0.3 million paid for achievement of a development milestone, which was recognized as a component of research and development expense in the Company’s statement of operations and comprehensive loss.

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
For the nine months ended September 30, 2020, the Company recorded $0.6 million of research and development expense in the statement of operations and comprehensive loss as part of these services.

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

The goodwill recognized for this acquisition is not deductible for income tax purposes. From the acquisition date through September 30, 2021, there has been no change in the carrying amount of goodwill. Because the acquired IPR&D has an indefinite life, it is not amortized but rather evaluated for impairment. As of September 30, 2021 and, December 31, 2020 IPR&D was not impaired.

The Company recognized acquisition costs of an immaterial amount and $0.9 million for the three and nine months ended September 30, 2020, which were expensed as incurred within general and administrative on the condensed consolidated statements of operations and comprehensive loss.
5. Fair Value Measurement

The fair value of cash and cash equivalents approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. Cash and cash equivalents are quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. Money market funds are open-end mutual funds that invest in cash, government securities, and/or repurchase agreements that are collateralized fully. To the extent that these funds are valued based upon the reported net asset value, they are categorized in Level 1 of the fair value hierarchy.

Short-term marketable securities comprised of U.S. Treasury bills that are classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$15,296	$—	$—	$15,296
U.S. Treasury bills	—	494,958	—	494,958
Total	$15,296	$494,958	$—	$510,254
Financial Liabilities
Contingent consideration	$—	—	12,407	$12,407

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$106,138	—	—	$106,138
Financial Liabilities
Contingent consideration	$—	—	12,277	$12,277

There were no transfers in and out of Level 1, 2 and 3 measurements for the nine months ended September 30, 2021 and the year ended December 31, 2020. As of September 30, 2021 and December 31, 2020, there were no securities within Level 3 of the fair value hierarchy. The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities (in thousands):

Nine Months Ended September 30, 2021
Fair value, beginning balance	$12,277
Change in fair value	130
Fair value, ending balance	$12,407

Year Ended December 31, 2020
Fair value, beginning balance	$—
Contingent consideration recorded as a result of Immetacyte acquisition	11,349
Change in present value of contingent consideration	928
Fair value, ending balance	$12,277

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

During the nine months ended September 30, 2021, the change of fair value related to the contingent consideration is attributable to the change to present value unwinding, as well as expected dates and probabilities of milestone achievement revisions. During the nine months ended September 30, 2021, no contingent consideration payments were made by the Company.

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

6. Financial Instruments

Marketable securities classified as available-for-sale at September 30, 2021 consisted of the following (in thousands):

	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$494,976	$—	$(18)	$494,958

As of September 30, 2021, all marketable securities had contractual maturities less than one year. We do not intend to sell our marketable securities and it is not likely that we will be required to sell these securities before recovery of their amortized cost bases. There were no marketable securities classified as available for sale at December 31, 2020.

7. Commitments and Contingencies
Operating Leases
The Company leases various operating spaces in the U.S. and United Kingdom ("U.K.") under non-cancelable operating lease arrangements that expire on various dates through the end of 2026. These arrangements require the Company to pay certain operating expenses, such as service charges, taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal escalation causes. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease and records the difference between the rent paid and recognition of rent expense as a deferred rent liability. Total rent expense was $0.6 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum lease payments under noncancellable operating leases as of September 30, 2021 were as follows (in thousands):

2021 (remaining three months)	$597
2022	2,469
2023	2,352
2024	2,200
2025 and thereafter	3,182
Total	$10,800
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
8. Equity

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

In November 2020, the Company executed a limited recourse promissory note with its Chief Executive Officer (“CEO”), Bronson Crouch, in the amount of $1.1 million which was secured by a pledge of a total of 3.2 million shares of its common stock issued upon exercise of vested stock options. The note bore an interest rate of

2.5% per annum with a maturity date of the earlier of (i) five years from the date of the note or (ii) one business day prior to the filing or submission of the Company’s first registration statement covering the Company’s common stock with the SEC. The principal and interest under the note may be repaid at any time without penalty. Because the Company only has partial recourse under the promissory note, the Company deemed the note receivable to be non-substantive. As such, the note receivable was not reflected in the condensed consolidated financial statements and the related stock transaction will be recorded at the time the note receivable is settled in cash. As of December 31, 2020, the outstanding balance of the promissory note was $1.1 million. The promissory note was fully repaid in January 2021.

On March 23, 2021, the Company completed its IPO through an underwritten sale of an aggregate of an aggregate of 18,400,000 shares of its common stock at a price of $20.00 per share (see Note 2).

As of September 30, 2021, the Company had outstanding 128,857,283 shares of common stock.
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

Dividends

Holders of convertible preferred stock were entitled to receive noncumulative cash dividends in an amount equal to 8% of their respective original (pre-split) issue price of $1.00, $4.92 and $12.58 for Series A, Series B and Series C convertible preferred stock, respectively, per annum per share (subject to appropriate adjustment in the event of any stock dividends, stock splits, stock combinations, recapitalizations or similar events), when and if declared by the Company’s board of directors, prior and in preference to the holders of common stock. As of September 30, 2021, no dividends had been declared.

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

2021 Preferred Stock Activity

All currently outstanding shares of convertible preferred stock were converted into an aggregate of 89,220,699 shares of common stock on March 23, 2021, the closing date of the Company's IPO (see Note 2). After the completion of the IPO, the Company's current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The board of directors are authorized to provide for the issue of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of September 30, 2021, there have been no shares of preferred stock issued and outstanding by the Company.
9. Stock-Based Compensation

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

As of September 30, 2021, 10,547,900 shares of common stock remained available for issuance under the 2021 Plan. As of September 30, 2021, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.

The following summarizes option activity under the 2021 Plan:

	Shares Available for Grant	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2020	10,217,237	15,331,923	$0.80	9.22	$78,857
Additional Shares Authorized	8,660,000
Options granted(1)	(8,604,737)	8,604,737	$9.57
Options forfeited	275,400	(275,400)	$2.92
Options exercised	—	(3,820,528)	$0.41
Balance, September 30, 2021	10,547,900	19,840,732	$4.65	8.99	$265,567
Exercisable, September 30, 2021		4,249,857	$1.69	8.52	$68,914
Vested and expected to vest, September 30, 2021		4,369,857	$1.67	8.52	$70,960
______________________________________________________________
(1)    Includes 2,252,137 stock options subject to performance conditions.
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. There were 3,820,528 stock options exercised during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the estimated weighted-average grant-date fair value of employee options granted was $11.57 per share.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$4,677	$125	$8,127	$252
General and administrative expense	4,057	206	9,166	1,039
Total stock-based compensation expense	$8,734	$331	$17,293	$1,291
As of September 30, 2021, there was $68.7 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan (excluding performance awards), which is expected to be recognized over a weighted average period of 2.35 years.

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2021			2020
Expected term (in years)	5.77	—	6.24	5.27	—	6.08
Expected volatility	75.97%	—	89.11%	69.69%	—	82.64%
Risk-free interest rate	0.51%	—	1.09%	0.42%	—	1.76%
Fair value of common stock	$6.68	—	$26.44	$0.41	—	$1.38
Expected dividend yield	—%			—%
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
Performance Awards
During the nine months ended September 30, 2021, the Company granted 2,252,137 stock options to both employees and non-employees that are subject to a performance condition and will begin vesting upon the consummation of a strategic transaction by the Company prior to December 31, 2022, which is expected to be recognized over a weighted average period of 3.29 years. A strategic transaction has been defined as (a) a change in control, (b) the Company’s next capital raise or (c) an initial public offering of the Company’s shares, in which the Company receives at least $50.0 million in gross proceeds. As of September 30, 2021, this performance condition was determined to be achieved, and the Company has recognized $3.2 million stock-based compensation expense relating to these performance awards. As of September 30, 2021, the Company had $21.2 million of unrecognized compensation cost relating to these performance awards, calculated using the accelerated attribution method and the grant date fair value of the awards.

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

10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	September 30,
	2021	2020
Convertible preferred stock	—	59,600,523
Stock options to purchase common stock	19,840,732	14,343,832
Total	19,840,732	73,944,355

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

Overview
We are a clinical-stage biopharmaceutical company focused on developing an innovative cell therapy pipeline of autologous tumor infiltrating lymphocyte, or TIL, therapies for the treatment of patients with cancer. We have assembled an accomplished team with a successful track record in the development, manufacture, regulatory approval and commercialization of multiple cell therapies. Using our optimized and scalable manufacturing process, we are advancing our lead TIL product candidate, ITIL-168, for the treatment of advanced melanoma. Based on the clinical results from a compassionate use program with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, we have initiated a Phase 2 trial which we believe could support a biologics license application, or BLA, submission in 2023. We plan to initiate Phase 1 trials of ITIL-168 in additional indications with unmet medical need, including cutaneous squamous cell carcinoma, non-small cell lung cancer, head and neck squamous cell carcinoma and cervical cancer, in the first half of 2022. ITIL-168 will be manufactured in our company-operated in-house manufacturing facilities for both our clinical trials and commercial sale, if approved.

We are also developing a novel class of genetically engineered TIL therapies using our Co-Stimulatory Antigen Receptor, or CoStAR, platform. These modified TILs still rely on their native, patient-specific T cell receptors, or TCRs, to bind to tumor neoantigens, but have been enhanced to express novel CoStAR molecules, which bind to shared tumor-associated antigens and provide potent costimulation to T cells within the microenvironment. We believe that the ability of CoStAR to augment the activation of TILs upon native TCR-mediated recognition of tumor neoantigens has the potential to bring TIL therapy to patients with cancer types that have been historically resistant to immunotherapy. We anticipate filing an investigational new drug, or IND, application for our lead CoStAR-TIL product candidate, ITIL-306, in the first half of 2022.

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
In March 2020, we acquired 100% of the share capital of Immetacyte for $0.8 million in cash consideration and 5.6 million shares of common stock valued at $0.58 per share. Pursuant to the purchase agreement, we are obligated to pay up to an aggregate of $14.8 million upon the achievement of certain clinical, regulatory and commercial sales milestones. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The transaction was accounted for as a business combination and we recognized a $10.1 million intangible asset for the acquired IPR&D. We acquired Immetacyte primarily for this IPR&D, which is critical to achieve our objective of developing an innovative cell therapy pipeline of autologous TIL therapies for the treatment of patients with cancer, as well as the dedicated workforce of Immetacyte. Utilizing this IPR&D, we have optimized and scaled the manufacturing process and are advancing our lead TIL product candidate, ITIL-168, for the treatment of advanced melanoma. Based on the clinical results from a compassionate use program performed by Immetacyte at the Christie Hospital in Manchester, United Kingdom, with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, we initiated a Phase 2 trial.
Since inception, we have had significant operating losses. Our net loss was $43.0 million and $101.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $146.4 million. As of September 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $515.9 million, which consists of $20.4 million in cash and cash equivalents, $0.5 million in restricted cash, and $495.0 million in marketable securities. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Recent Developments

In September 2021, following clearance from the U.S. Food and Drug Administration, or FDA, we initiated a global Phase 2 clinical trial of ITIL-168 in patients with advanced melanoma whose disease has relapsed after a PD-1 inhibitor and, if positive for a BRAF-activating mutation, a BRAF inhibitor. The Phase 2 trial was expanded during the IND review process, in consultation with FDA, to include additional populations of patients with advanced melanoma. Cohorts 2 and 3 will enroll patients who discontinued PD-1 inhibitor therapy due to intolerable toxicity and patients who had an unsatisfactory response to prior PD-1 inhibitor but have not yet experienced disease progression, respectively. On September 13, 2021, we reported clearance of its IND application by the FDA to initiate DELTA-1, a global Phase 2 clinical trial of ITIL-168 with registrational intent in patients with advanced melanoma. Topline safety and efficacy results are expected in 2023 and, if positive, we believe could support the submission of a BLA to the FDA in 2023 and an MAA to the European Medicines Agency in 2024.
Impact of the COVID-19 Pandemic on Our Operations
On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including the United Kingdom and California, where most of our operations are conducted. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. We have been carefully monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees. In addition, the majority of our workforce now works remotely. To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that it will become more difficult to enroll participants in our clinical trials, which could delay our clinical development timelines. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, including any implications from the spread of the new Delta variant of COVID-19,the COVID-19 pandemic has, to date, not had a material adverse impact on our results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.
See “Risk Factors” for a further discussion of the potential adverse impact of COVID-19 on our business.
Components of Operating Results
Operating Expenses
Research and Development
Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and in-license payments to Immetacyte and, to a lesser extent, salaries, benefits, and other personnel-related costs, including stock-based compensation, professional service fees and facility and other related costs. In-licensing payments to Immetacyte were treated as in-process research and development and expensed when incurred because the product candidates using the licensed TIL technology were determined to have no alternative future use. For the three and nine months ended September 30, 2021 and September 30, 2020, we did not allocate our research and development expenses by program.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. At September 30, 2021, we maintained a full valuation allowance against net deferred tax assets for domestic purposes. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs since the Company’s inception, and the inability to carryback these NOLs to prior periods. Furthermore, the Company determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future. The timing and the reversal of the Company's valuation allowance will continue to be monitored. For United Kingdom purposes, the losses are being reported as a deferred tax asset to offset the net deferred tax liability by $1.0 million.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$
Revenue	$—	$52	$(52)
Operating expenses:
Research and development	29,064	4,908	24,156
General and administrative	13,960	2,855	11,105
Total operating expenses	43,024	7,763	35,261
Loss from operations	(43,024)	(7,711)	(35,313)
Interest and other (expense) income, net	(639)	449	(1,088)
Loss before income tax expense	$(43,663)	$(7,262)	$(36,401)
Income tax benefit	658	—	658
Net loss	$(43,005)	$(7,262)	$(35,743)

Research and Development Expenses
Research and development expenses were $29.1 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase in research and development expenses during this period of $24.2 million was primarily due to:

•$16.2 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $3.4 million, to support increased clinical trial activities, including clinical manufacturing;
•$5.2 million in costs related to research and clinical development activities, including from our clinical trials and expanded clinical manufacturing activities; and
•$2.8 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.
General and Administrative Expenses
General and administrative expenses were $14.0 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively. The net increase of $11.1 million was primarily due to:

•$7.3 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $3.9 million, to support our growing business and for preparation of clinical trials;
•$1.7 million in costs resulting from increased usage of consultants, including expenses related to accounting and marketing consultants of $1.0 million, executive, legal and administrative consultants of $0.5 million and information technology and other general and administrative consultants of $0.2 million; and

•$2.1 million in costs resulting from increased facilities and offices costs of $1.0 million and insurance expenses of $1.1 million.
Interest and Other Income (Expense), Net

Interest and other income (expense), net was expense of $0.6 million and income of $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $1.1 million was due to a $0.8 million increase loss on foreign currency transactions and $0.3 million related to other expenses.

Income Tax Benefit

Income tax benefit increased from zero for the three months ended September 30, 2020 to $0.7 million for the three months ended September 30, 2021. During the three months ended September 30, 2021, income tax benefit consisted of current and deferred foreign income taxes from our operations in the United Kingdom.

Results of Operations
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$
Revenue	$—	$138	$(138)
Operating expenses:
Research and development	64,674	9,152	55,522
General and administrative	37,134	7,153	29,981
Total operating expenses	101,808	16,305	85,503
Loss from operations	(101,808)	(16,167)	(85,641)
Interest and other expense, net	(657)	(4,386)	3,729
Loss before income tax expense	$(102,465)	$(20,553)	$(81,912)
Income tax benefit	1,021	—	1,021
Net loss	$(101,444)	$(20,553)	$(80,891)

Research and Development Expenses
Research and development expenses were $64.7 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in research and development expenses during this period of $55.5 million was primarily due to:

•$37.0 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $7.9 million, to support increased clinical trial activities, including clinical manufacturing;
•$12.1 million in costs related to research and clinical development activities, including from our clinical trials and expanded clinical manufacturing activities; and
•$6.4 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.

General and Administrative Expenses
General and administrative expenses were $37.1 million and $7.2 million for the nine months ended September 30, 2021 and 2020, respectively. The net increase of $30.0 million was primarily due to:

•$18.5 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $8.1 million, to support our growing business and for preparation of clinical trials;
•$5.5 million in costs resulting from increased usage of consultants including expenses related to accounting consultants of $1.4 million, executive and legal consultants of $2.3 million and information technology and other general and administrative consultants of $1.8 million; and
•$6.0 million in costs resulting from increased facilities and offices costs of $3.5 million and insurance expenses of $2.5 million.
Interest and Other Income (Expense), Net

Interest and other income (expense), net was expense of $0.7 million and expense of $4.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $3.7 million was due to a $4.4 million loss on the issuance of Series A preferred stock during the nine months ended September 30, 2020 and a decrease of $0.1 million in other expenses offset by an increase loss on foreign currency transactions of $0.8 million.

Income Tax Benefit

Income tax benefit increased from zero for the nine months ended September 30, 2020 to $1.0 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, income tax benefit consisted of current and deferred foreign income taxes from our operations in the United Kingdom.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of September 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $515.9 million, which consists of $20.4 million in cash and cash equivalents, $0.5 million in restricted cash, and $495.0 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid at September 30, 2021, which payment is contingent on future events, was $14.8 million.
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

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of September 30, 2021, our future minimum lease payments under non-cancelable lease agreements were $10.8 million.

In October 2020, we acquired land inclusive of four buildings in Tarzana, California, for $37.6 million. We are in the process of developing this land for our United States operations and our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of September 30, 2021 and December 31, 2020, $78.7 million and $6.3 million, respectively, was contractually committed to the development of this project.
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
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Cash used in operating activities	$(79,348)	$(12,793)
Cash used in investing activities	(534,354)	(5,851)
Cash provided by financing activities	392,966	179,977
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(220,736)	$161,333
Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $79.3 million, which consisted of the net loss of $101.4 million partially offset by $19.9 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and a $2.2 million net change to our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $17.3 million, and depreciation and amortization expense of $1.9 million. The net change in our operating assets and liabilities was primarily due to an increase of $3.8 million in accounts payable, an increase of $4.5 million in accrued expenses and other liabilities, partially offset by an increase in $2.9 million in prepaid expenses and other current assets and an increase in $3.2 million in other long-term assets.

Cash used in operating activities for the nine months ended September 30, 2020 was $12.8 million, which consisted of the net loss of $20.6 million, partially offset by $5.9 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and a $1.9 million net change to our net operating assets and liabilities. The non-cash charges primarily consisted of a loss on issuance of Series A convertible preferred stock of $4.4 million, loss on change in fair value of contingent consideration of $0.3 million, and stock-based compensation of $1.3 million. The net change in our operating assets and liabilities was primarily due to a decrease of $0.6 million in accounts payable, and an increase of $2.5 million in accrued expenses and other liabilities.
Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $534.4 million, of which $39.4 million was related to purchases of property and equipment and $495.0 million was related to marketable securities.

Cash used in investing activities for the nine months ended September 30, 2020 was $5.9 million, which was related to purchases of property and equipment of $5.5 million and $0.3 million related to the acquisition of Immetacyte.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $393.0 million, which was primarily related to net cash proceeds from our IPO of $339.0 million, net cash proceeds from the issuance of Series C convertible preferred stock of $52.5 million and cash proceeds from exercise of stock options of $1.6 million.

Cash provided by financing activities for the nine months ended September 30, 2020 was $180.0 million, which was primarily related to net cash proceeds from the issuance of Series A and Series B convertible preferred stock of $179.8 million.

Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the condensed consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our final prospectus filed with the SEC on March 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act for our IPO. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities of $515.9 million, which consists of $20.4 million in cash and cash equivalents, $0.5 million in restricted cash, and $495.0 million in marketable securities as of September 30, 2021. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the period presented.
Due to the low risk profile of our investments, a hypothetical one percentage point change in interest rates during the period presented would not have had a material impact on our financial statements included elsewhere in this report.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•As an organization, we are early in the process of conducting our first clinical trial, have no prior experience in conducting clinical trials, and may be unable to do so for any product candidates we may develop, including ITIL-168. Further, the FDA, EMA or other foreign regulatory authorities may require us to obtain and submit additional nonclinical data supporting the comparability of ITIL-168 with the TIL product that was evaluated in the compassionate use program in the United Kingdom that was manufactured using a prior version of the ITIL-168 manufacturing process, or may not permit us to rely on the data from the compassionate use program to support the development of ITIL-168 at all, which could delay clinical development or marketing approval of ITIL-168.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $101.4 million and $20.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $146.4 million. We have financed our operations with $339.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of September 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $515.9 million, which consists of $20.4 million in cash and cash equivalents, $0.5 million in restricted cash, and $495.0 million in marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements into 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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
We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. To date, we have clinical experience in the context of a compassionate use program at a single clinical site with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process. However, as an organization, we are early in the process of conducting our first multi-center clinical trial with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA for any product candidate. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
The time required to obtain approval or other marketing authorizations by the FDA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market it in the European Union until we receive approval for a MAA from the EMA, or other required regulatory approval in other countries. To date, we have had only limited discussions with the FDA, EMA and the Medicines and Healthcare products Regulatory Agency regarding clinical development programs or regulatory approval for any product candidate within the United States, European Union and United Kingdom, respectively. In addition, we have no discussions with other comparable foreign authorities, regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.
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
As an organization, we are early in the process of conducting our first clinical trial, have no prior experience in conducting clinical trials, and may be unable to do so for any product candidates we may develop, including ITIL-168.
We are early in our development efforts for our product candidates, and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are early in the process of conducting our first multi-center clinical trial with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing regulatory submissions and have not previously submitted a BLA for any product candidate. We have only previously treated patients with our TIL product in a compassionate use program. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Companies that are developing TIL therapies include Iovance Biotherapeutics Inc., Adaptimmune Therapeutics, Plc., Achilles Therapeutics, Ltd., Intima Bioscience, Inc., Nurix Therapeutics, Inc., KSQ Therapeutics, Inc., Obsidian Therapeutics, Inc., PACT Pharma, Inc., Lyell Immunopharma, Inc., and Neogene Therapeutics, B.V. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Kite Pharma, Inc., a subsidiary of Gilead, Inc., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., TCR2 Therapeutics, Inc., Poseida Therapeutics, Inc. and Immatics N.V. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Celyad, S.A. and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells.
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
As of September 30, 2021, we had 382 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
As of November 12, 2021, we had outstanding 128,926,778 shares of common stock.
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
101
The following financial information from Instil Bio Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Preferred Stock and of Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

November 15, 2021	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)