Form 10-Q
period 2022-03-31
Instil Bio, Inc.
filed 2022-05-16
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
129,293,504 shares of Common Stock, $0.000001 par value per share	May 12, 2022

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$61,473	$37,590
Marketable securities	318,047	416,509
Prepaid expenses and other current assets	11,181	9,921
Total current assets	390,701	464,020
Property, plant and equipment, net	140,831	121,999
Operating lease right-of-use assets	14,497	—
Intangibles	10,104	10,104
Goodwill	5,722	5,722
Other long-term assets	3,081	8,138
Total assets	$564,936	$609,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,711	$5,568
Accrued expenses and other current liabilities	28,199	34,449
Contingent consideration, current portion	867	1,341
Total current liabilities	36,777	41,358
Contingent consideration, net of current portion	11,108	10,980
Operating lease liabilities, non-current	6,526	—
Deferred tax liabilities	1,946	2,426
Other long-term liabilities	20	20
Total liabilities	56,377	54,784
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.000001 per share; 300,000,000 and $300,000,000 shares authorized; 129,217,916 and 129,028,278 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	764,834	757,003
Accumulated other comprehensive loss	(441)	(87)
Accumulated deficit	(255,834)	(201,717)
Total stockholders’ equity	508,559	555,199
Total liabilities and stockholders’ equity	$564,936	$609,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$39,174	$14,424
General and administrative	15,112	8,979
Total operating expenses	54,286	23,403
Loss from operations	(54,286)	(23,403)
Other (expense) income, net	(319)	71
Loss before income tax benefit	(54,605)	(23,332)
Income tax benefit	488	204
Net loss	(54,117)	(23,128)
Other comprehensive (loss) income:
Foreign currency translation	(31)	30
Unrealized loss on available-for-sale securities, net	(323)	—
Net comprehensive loss	$(54,471)	$(23,098)
Net loss per share, basic and diluted	$(0.42)	$(0.66)
Weighted-average shares used in computing net loss per share, basic and diluted	129,119,462	34,976,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance—December 31, 2021	129,028,278	$—	$757,003	$(87)	$(201,717)	$555,199
Shares of common stock issued in connection with incentive stock plan	189,638	—	338	—	—	338
Stock-based compensation	—	—	7,493	—	—	7,493
Net loss	—	—	—	—	(54,117)	(54,117)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance—March 31, 2022	129,217,916	$—	$764,834	$(441)	$(255,834)	$508,559

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		(Loss) Income
Balance—December 31, 2020	70,176,046	$331,966	20,591,554	$—	$5,607	$(283)	$(44,923)	$(39,599)
Issuance of Series C convertible preferred shares at $12.58 per share	4,174,551	52,460	—	—	—	—	—	—
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	18,400,000	—	339,174	—	—	339,174
Conversion of redeemable convertible preferred stock	(74,350,597)	(384,426)	89,220,699	—	384,426	—	—	384,426
Shares of common stock issued in connection with inventive stock plan	—	—	530,870	—	1,438	—	—	1,438
Stock-based compensation	—	—	—	—	2,812	—	—	2,812
Net loss	—	—	—	—	—	—	(23,128)	(23,128)
Other comprehensive income	—	—	—	—	—	30	—	30
Balance—March 31, 2021	—	$—	128,743,123	$—	$733,457	$(253)	$(68,051)	$665,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,117)	$(23,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,493	2,812
Noncash lease expense	897	—
Foreign exchange remeasurement gain	(454)	(24)
Change in fair value of contingent consideration	(346)	220
Depreciation and amortization	899	439
Other	276	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,825)	836
Other long-term assets	(291)	(2,216)
Accounts payable	(3,199)	(271)
Operating lease liabilities	(456)	—
Accrued expenses and current other liabilities	(2,928)	3,603
Net cash used in operating activities	(55,051)	(17,729)
Cash flows from investing activities:
Purchase of marketable securities	(252,398)	—
Maturities of marketable securities	350,500	—
Purchases of property, plant and equipment	(20,235)	(9,129)
Net cash provided by (used in) investing activities	77,867	(9,129)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	340,876
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	52,460
Proceeds from exercise of stock options	338	1,438
Other financing activities	—	(69)
Net cash provided by financing activities	338	394,705
Net increase in cash and cash equivalents	23,154	367,847
Effect of exchange rate changes on cash, cash equivalents and restricted cash	729	78
Cash, cash equivalents and restricted cash—beginning of period	38,090	241,764
Cash, cash equivalents and restricted cash—end of period	$61,973	$609,689

Supplemental disclosure of noncash information:
Conversion of preferred stock to common stock upon IPO	$—	$384,426
Deferred offering costs in accrued expenses and other current liabilities	$—	$1,702
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$10,406	$862

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Instil Bio, Inc. (the “Company” or “Instil Bio”) is headquartered in Dallas, Texas and was incorporated in the state of Delaware in August 2018. The Company is a clinical-stage biopharmaceutical company focused on developing an innovative cell therapy pipeline of autologous tumor infiltrating lymphocyte (“TIL”) therapies for the treatment of patients with cancer. Principal operations commenced during the first quarter of 2019 when the Company in-licensed its foundational TIL technology.
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries Instil Bio (UK) Ltd. (formerly Immetacyte Ltd. (“Immetacyte”)) and Complex Therapeutics, LLC. Immetacyte was acquired on March 2, 2020 and Complex Therapeutics, LLC was formed on October 14, 2020. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of convertible preferred stock and stockholders' equity for the three months ended March 31, 2022 and 2021, and the results of its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2022.

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

On March 23, 2021, the Company completed its initial public offering ("IPO") through an underwritten sale of an aggregate of 18,400,000 shares of its common stock at a price of $20.00 per share. The aggregate net proceeds from the offering, inclusive of an additional 2,400,000 common shares sold upon the full exercise of the underwriters' purchase option, after deducting underwriting discounts and commissions and other offering expenses, was $339.0 million.

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

The Company's short-term marketable securities have original maturities of less than a year at date of purchase. The Company classifies and accounts for marketable securities as available-for-sale securities, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive loss. Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of March 31, 2022 and December 31, 2021, marketable securities consisted of U.S. Treasury bills.

Short-term marketable securities are recorded at their estimated fair value. The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other expense in the condensed consolidated statements of operations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$61,473	$37,590
Restricted cash	500	500
Cash, cash equivalents and restricted cash	$61,973	$38,090
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

Leases

The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. Lessees are required to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. For leases with a term greater than 12 months, the Company records the lease liability at the present value of lease payments over the term. The term of the Company’s leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also includes options to extend or terminate the lease that the Company is reasonably certain to exercise. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement, any deferred rent upon adoption, and lease incentives provided by the lessor.

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term. The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability. Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Lease costs for the Company’s operating leases are recognized on a straight-line basis within operating expenses over the lease term. The Company’s lease agreements may contain non-lease components such as common area maintenance, operating expenses or other costs, which are expensed as incurred for all classes of assets. The Company’s leases do not contain any residual value guarantees.

See also Note 6, Commitments and Contingencies, regarding the Company’s leases, below.
Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The Company adopted the new standard effective January 1, 2022 using the modified retrospective transition approach. Upon adoption on January 1, 2022, the Company recognized ROU assets and lease liabilities totaling $15.4 million and $8.9 million, respectively, to reflect the present value of remaining lease payments under existing lease arrangements. The Company applied the modified retrospective transition approach and did not recast prior periods. As permitted by the standard, the Company elected the transition practical expedient package, which, among other things, allows the carryforward of historical lease classifications. The Company’s new accounting policies around leases are described in Leases, above, and in Note 6, Commitments and Contingencies.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief, in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12. Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

3. Balance Sheet Components
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$31,243	$31,243
Laboratory equipment	14,036	13,962
Buildings(1)	6,034	6,034
Office and computer equipment	2,225	2,239
Leasehold improvements	1,793	1,836
Manufacturing equipment	1,669	1,717
Vehicles	64	64
Construction work-in-progress	87,501	67,883
Total property, plant and equipment, gross	144,565	124,978
Less: accumulated depreciation	(3,734)	(2,979)
Total property, plant and equipment, net	$140,831	$121,999
______________________________________________________________
(1) Relates to buildings acquired as described below which are being developed as part of the Company’s clinical manufacturing facility in Tarzana, California. The buildings will be placed into service and depreciation will commence once the construction is complete and they are ready for intended use.

Depreciation expense was $0.9 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively in the condensed consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued construction costs	$13,191	$11,928
Accrued compensation and benefits	6,982	12,085
Accrued research and development expenses	4,112	4,234
Operating lease liabilities, current	1,914	—
Accrued operational expenses	1,357	5,292
Other current liabilities	643	910
Total accrued expenses and other current liabilities	$28,199	$34,449
4. Fair Value Measurement

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$39,730	$—	$—	$39,730
U.S. Treasury bills	—	318,047	—	318,047
Total	$39,730	$318,047	$—	$357,777
Financial Liabilities
Contingent consideration	$—	$—	$11,975	$11,975

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$18,493	$—	$—	$18,493
U.S. Treasury bills	—	416,509	—	416,509
Total	$18,493	$416,509	$—	$435,002
Financial Liabilities
Contingent consideration	$—	$—	$12,321	$12,321

There were no transfers in or out of Level 1, 2 and 3 measurements for the three months ended March 31, 2022 and the year ended December 31, 2021. As of March 31, 2022 and December 31, 2021, there were no securities within Level 3 of the fair value hierarchy.

5. Financial Instruments

Marketable securities classified as available-for-sale on March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$318,419	$—	$(373)	$318,047

	December 31, 2021
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$416,559	$—	$(50)	$416,509

As of March 31, 2022 and December 31, 2021, all marketable securities had contractual maturities less than one year. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases.
6. Commitments and Contingencies

Operating Lease Obligations

The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, the United Kingdom and other parts of the United States. The Company's leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of ROU asset or lease liability as they are not reasonably certain to be exercised. Certain leases provide free rent, or tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease, while other tenant improvements incurred by the Company revert to the landlord at the expiration of the lease and are not assets on the Company's condensed consolidated balance sheets.

Information related to the Company's operating ROU assets and related lease liability was as follows (in thousands, except for years and percentages):

The Company's lease costs consist of the following (in thousands):

Three Months Ended March 31, 2022
Short-term lease cost	$167
Operating lease cost	1,323
Variable leases cost	218
Total lease cost	$1,708

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

Three Months Ended March 31, 2022
Cash paid for operating lease liabilities	$605

The following table summarizes the Company’s lease assets and liabilities (in thousands):

As of March 31, 2022
Operating lease right-of-use assets	$14,497
Current operating lease liabilities	$1,914
Non-current operating lease liabilities	$6,526

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of March 31, 2022
Weighted-average remaining lease term (in years)	4.10
Weighted-average discount rate	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

As of March 31, 2022
2022 (remaining nine months)	$1,799
2023	2,351
2024	2,214
2025	1,940
2026	1,276
Total future lease payments	9,580
Less: imputed interest	1,140
Total lease liability balance	8,440
Less: current portion of operating lease liabilities	1,914
Total operating lease liabilities, non-current	$6,526

Under ASC 840, rent expense recognized under the leases was $0.5 million for the three months ended March 31, 2021.

Future minimum lease payments under noncancellable operating leases were (in thousands):

As of December 31, 2021
2022	$2,411
2023	2,354
2024	2,215
2025	1,936
2026	1,272
Total	$10,188
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

Tarzana Land and Building Acquired

The Company’s contractual commitments for the acquired land and buildings in the Tarzana, California development project are limited to unreimbursed spend by the general contractor and as such, as of March 31, 2022, and December 31, 2021, $52.0 million and $63.2 million, respectively, is contractually committed to the development of this project.
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

As of March 31, 2022, the Company had outstanding 129,217,916 shares of common stock.

Convertible Preferred Stock

Concurrent with the IPO, all then-outstanding shares of the Company's convertible preferred stock were automatically converted into an aggregate of 89,220,699 shares of common stock and were reclassified into permanent equity. Following the IPO, there are no shares of preferred stock outstanding.

2021 Preferred Stock Activity

All then outstanding shares of convertible preferred stock were converted into an aggregate of 89,220,699 shares of common stock on March 23, 2021, the closing date of the Company's IPO (see Note 2). After the completion of the IPO, the Company's current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The board of directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of March 31, 2022, there have been no shares of preferred stock issued by the Company.
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

As of March 31, 2022, 6,647,121 shares of common stock remained available for issuance under the 2021 Plan. As of March 31, 2022, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.

Compensation expense for share-based awards is recognized over the requisite service period. The fair value of stock option awards is estimated using the Black-Scholes option-pricing model, which involves using assumptions regarding price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$3,229	$1,405
General and administrative expense	4,264	1,407
Total stock-based compensation expense	$7,493	$2,812

As of March 31, 2022, there was $101.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.9 years.
Employee Stock Purchase Plan

In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Company’s board of directors and stockholders in March 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,237,000 shares of common stock. The Company has not yet commenced offerings to employees under the ESPP.
9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2022	2021
Stock options to purchase common stock	23,396,618	18,118,103

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Instil Bio, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing an innovative cell therapy pipeline of autologous tumor infiltrating lymphocyte, or TIL, therapies for the treatment of patients with cancer. We have assembled an accomplished team with a successful track record in the development, manufacture, regulatory approval and commercialization of multiple cell therapies. Using our optimized and scalable manufacturing process, we are advancing our lead TIL product candidate, ITIL-168, for the treatment of advanced melanoma. Based on the clinical results from a compassionate use program with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or the FDA, and were cleared to initiate DELTA-1, a Phase 2 trial in patients with advanced melanoma whose disease has progressed following PD-1 inhibitor therapy and, if BRAF-mutated, targeted therapy, in late 2021. We expect topline safety and efficacy data in 2023 and believe this trial could support a biologics license application, or BLA, submission to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or the EMA. We plan to initiate DELTA-2, a Phase 1 trial of ITIL-168 with pembrolizumab in additional indications with unmet medical need, including non-small cell lung cancer, cervical cancer and head and neck squamous cell carcinoma, in 2022. ITIL-168 will be manufactured in our company-operated in-house manufacturing facilities for both our clinical trials and commercial sales, if approved.

We are also developing a novel class of genetically engineered TIL therapies using our Co-Stimulatory Antigen Receptor, or CoStAR, platform. These modified TILs still rely on their native, patient-specific T cell receptors, or TCRs, to bind to tumor neoantigens, but have been enhanced to express novel CoStAR molecules, which bind to shared tumor-associated antigens and provide potent costimulation to T cells within the tumor microenvironment. We believe that the ability of CoStAR to augment the activation of TILs upon native TCR-mediated recognition of tumor neoantigens has the potential to bring TIL therapy to patients with cancer types that have been historically resistant to immunotherapy. We anticipate initiating a trial for our lead CoStAR-TIL product candidate, ITIL-306, in 2022.

We were founded in August 2018. In February 2019, we entered into a license agreement with Immetacyte Ltd., or Immetacyte, pursuant to which we obtained a worldwide license to Immetacyte’s proprietary technology, know-how and intellectual property for the research, development, manufacture and commercialization of TIL therapies. Immetacyte had been manufacturing a TIL product under a compassionate use program since 2011. In March 2020, we acquired 100% of the share capital of Immetacyte and terminated the Immetacyte license agreement. We acquired Immetacyte primarily for the in process research and development, or IPR&D, which is critical to achieve our objective in developing an innovative cell therapy pipeline of autologous TIL therapies for the treatment of patients with cancer. Utilizing this IPR&D, we have optimized and scaled the manufacturing process.
Since inception, we have had significant operating losses. Our net loss was $54.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $255.8 million. As of March 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $380.0 million, which consists of $61.5 million in cash and cash equivalents, $0.5 million in restricted cash, and $318.0 million in marketable securities. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

In September 2021, following clearance from the FDA, we initiated DELTA-1, a global Phase 2 clinical trial of ITIL-168 in patients with advanced melanoma whose disease has relapsed after a PD-1 inhibitor and, if positive for a BRAF-activating mutation, a BRAF inhibitor. The Phase 2 trial was expanded during the IND review process, in consultation with the FDA, to include additional populations of patients with advanced melanoma. Cohorts 2 and 3 will enroll patients who discontinued PD-1 inhibitor therapy due to intolerable toxicity and patients who had an unsatisfactory response to prior PD-1 inhibitor therapy but have not yet experienced disease progression, respectively. Topline safety and efficacy results are expected in 2023 and, if positive, we believe could support the submission of a BLA to the FDA and an MAA to the EMA. We plan to initiate DELTA-2, a Phase 1 trial of ITIL-168 with pembrolizumab in additional indications with unmet medical need in 2022 and enroll patients with non-small cell lung cancer, cervical cancer and head and neck squamous cell carcinoma who have failed standard therapies.
Impact of the COVID-19 Pandemic on Our Operations

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including the United Kingdom and California, where most of our operations are conducted. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. We have been carefully monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees. In addition, a significant portion of our workforce now works remotely. To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that it will become more difficult to enroll participants in our clinical trials, which could delay our clinical development timelines. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, including any implications from the spread of the Delta and Omicron variants and new BA.2 subvariant of COVID-19, the COVID-19 pandemic has, to date, not had a material adverse impact on our results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.
See “Risk Factors” for a further discussion of the potential adverse impact of COVID-19 on our business.

Components of Operating Results

Operating Expenses
Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the U.K. government. For the three months ended March 31, 2022 and March 31, 2021, we did not allocate our research and development expenses by program.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily foreign exchange remeasurement gains and other expenses.

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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. On March 31, 2022, we maintained a full valuation allowance against net deferred tax assets for the United States entity. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs since the Company’s inception, and the inability to carryback these NOLs to prior periods. Furthermore, the Company determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$
Operating expenses:
Research and development	$39,174	$14,424	$24,750
General and administrative	15,112	8,979	6,133
Total operating expenses	54,286	23,403	30,883
Loss from operations	(54,286)	(23,403)	(30,883)
Other (expense) income, net	(319)	71	(390)
Loss before income tax benefit	$(54,605)	$(23,332)	$(31,273)
Income tax benefit	488	204	284
Net loss	$(54,117)	$(23,128)	$(30,989)

Research and Development Expenses
Research and development expenses were $39.2 million and $14.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase in research and development expenses of $24.8 million was primarily due to:

•$13.8 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $1.8 million, to support increased clinical trial activities, including clinical manufacturing;
•$5.7 million in costs related to research and clinical development activities, including from our clinical trials and expanded clinical manufacturing activities; and
•$5.3 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.

General and Administrative Expenses
General and administrative expenses were $15.1 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. The net increase of $6.1 million was primarily due to:

•$5.6 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $2.9 million, to support our growing business and for preparation of clinical trials;
•$0.5 million in costs mainly consisting of expenses for general and administrative consultants of $0.3 million and $0.2 million resulting from increased facilities and offices costs.

Other (Expense) Income, Net

Other (expense) income, net was expense of $0.3 million and income of $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.4 million was due to a $0.5 million increase loss on foreign currency transactions and income of $0.1 million related to other expenses.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2022 did not change significantly compared to the three months ended March 31, 2021. During the three months ended March 31, 2022, income tax benefit was related to the deferred income taxes from our operations in the United Kingdom.

Liquidity and Capital Resources

Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of March 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $380.0 million, which consists of $61.5 million in cash and cash equivalents, $0.5 million in restricted cash, and $318.0 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

On April 1, 2022, we filed an automatic shelf registration statement on Form S-3, or the 2022 Shelf Registration Statement. Pursuant to the 2022 Shelf Registration Statement, we may offer and sell an indeterminate amount and combination of shares of our common stock, shares of our preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings. We have not yet sold and issued any securities under the 2022 Shelf Registration Statement.

Funding Requirements
Based on our current operating plan, we believe our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.
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
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid at March 31, 2022, which payment is contingent on future events, was $14.5 million.

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

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of March 31, 2022, our future minimum lease payments under committed or non-cancelable lease agreements were $9.6 million.

Our contractual obligations and commitments primarily consist of amounts we will pay to the general contractor constructing and developing land and buildings in Tarzana, California which we acquired in October 2020 for $37.6 million. We are in the process of developing this land for our United States operations and our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of March 31, 2022, $52.0 million was contractually committed to the development of this project.

In the normal course of business, we enter into contracts with Clinical Research Organizations, or CROs and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. We are contractually obligated for approximately $47.2 million in future services related to clinical trials, depending on whether certain milestones are met, as of March 31, 2022.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Cash used in operating activities	$(55,051)	$(17,729)
Cash provided by (used in) investing activities	77,867	(9,129)
Cash provided by financing activities	338	394,705
Net increase in cash, cash equivalents, and restricted cash	$23,154	$367,847
Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $55.1 million, which consisted of the net loss of $54.1 million partially offset by $8.8 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and a $9.7 million net change to our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $7.5 million, and depreciation and amortization expense of $0.9 million. The net change in our operating assets and liabilities was primarily due to an increase of $3.2 million in accounts payable, partially offset by a decrease of $2.9 million in accrued expenses and other liabilities, an increase of $2.8 million in prepaid expenses and other current assets and an increase of $0.7 million in other long-term assets and operating lease liabilities.

Cash used in operating activities for the three months ended March 31, 2021 was $17.7 million, which consisted of the net loss of $23.1 million, partially offset by $3.4 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and a $2.0 million net change to our net operating assets and liabilities. The non-cash charges primarily consisted of stock -based compensation of $2.8 million, loss on change in fair value of contingent consideration of $0.2 million, and depreciation and amortization expense of $0.4 million. The net change in our operating assets and liabilities was primarily due to a decrease of $0.3 million in accounts payable, an increase of $3.6 million in accrued expenses and other liabilities, partially offset by a decrease in $0.8 million in prepaid expenses and other current assets and an increase in $2.2 million in other long-term assets.
Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was $77.9 million, of which $20.2 million was related to cash used to purchase property and equipment, offset by $98.1 million from cash provided by marketable securities investments.

Cash used in investing activities for the three months ended March 31, 2021 was $9.1 million, which was related to purchases of property and equipment.
Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $0.3 million, which was primarily related to cash proceeds from exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2021 was $394.7 million, which was primarily related to net cash proceeds from our IPO of $340.9 million, net cash proceeds from the issuance of Series C convertible preferred stock of $52.5 million and cash proceeds from exercise of stock options of $1.4 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in SEC rules and regulations.

Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting policies from those disclosed in our 2021 Annual Report.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities of $380.0 million, which consists of $61.5 million in cash and cash equivalents, $0.5 million in restricted cash, and $318.0 million in marketable securities as of March 31, 2022. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the period presented.
Due to the low risk profile of our investments, a hypothetical one percentage point change in interest rates during the period presented would not have had a material impact on our financial statements included elsewhere in this report.

The Company does not believe that inflation, or foreign currency exchange rate fluctuations have had a significant impact on its results of operations for any periods presents herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact on our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

•As an organization, we are early in the process of conducting our first clinical trials, have no prior experience in conducting clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including ITIL-168 and ITIL-306. Further, the FDA, EMA or other foreign regulatory authorities may require us to obtain and submit additional nonclinical data supporting the comparability of ITIL-168 with the TIL product that was evaluated in the compassionate use program in the United Kingdom that was manufactured using a prior version of the ITIL-168 manufacturing process, or may not permit us to rely on the data from the compassionate use program to support the development of ITIL-168 at all, which could delay clinical development or marketing approval of ITIL-168.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $54.1 million and $23.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $255.8 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•    conduct our planned and ongoing clinical trials of ITIL-168 and planned clinical trial of ITIL-306, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications;
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
As of March 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $380.0 million, which consists of $61.5 million in cash and cash equivalents, $0.5 million in restricted cash, and $318.0 million in marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements into 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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
We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. To date, we have clinical experience in the context of a compassionate use program at a single clinical site with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process. However, as an organization, we are early in the process of conducting our first multi-center clinical trials with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA for any product candidate. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
•    effective INDs from the U.S. Food and Drug Administration, or the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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
Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that our ongoing and any future clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our ongoing and any future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our ongoing and any future clinical trial results may not be successful.
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
The time required to obtain approval or other marketing authorizations by the FDA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had only limited discussions with the FDA, EMA and the Medicines and Healthcare products Regulatory Agency regarding clinical development programs or regulatory approval for any product candidate within the United States, European Union and United Kingdom, respectively. In addition, we have had no discussions with other comparable foreign authorities, regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.
Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, EMA or other comparable foreign regulatory agencies, that such product candidates are safe, pure and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.
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
As an organization, we are early in the process of conducting our first clinical trials, have no prior experience in conducting clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including ITIL-168 and ITIL-306.
We are early in our development efforts for our product candidates, and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are early in the process of conducting our first multi-center clinical trials with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing regulatory submissions and have not previously submitted a BLA for any product candidate. We have only previously treated patients with our TIL product in a compassionate use program. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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

The spread of COVID-19, including the emergence and spread of the Delta and Omicron variants and BA.2 subvariant, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the vaccine mandates, travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United Kingdom and the European Union, as of January 1, 2021, the United Kingdom is no longer subject to the transition period, or the Transition Period, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the post-Transition Period trading relationship between the United Kingdom and the European Union was agreed to in December 2020 and formally entered into force on May 1, 2021.

We have significant operations in the United Kingdom. Further, since a significant proportion of the regulatory framework in the United Kingdom is applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period and frequent delays in the transit of goods between the United Kingdom and the European Union. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future, and we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

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
Although we expect that our manufacturing facility in Tarzana, California will be the primary source of clinical and, if approved, commercial supply for ITIL-168 and future product candidates, we may continue to rely on outside vendors for at least a portion of the manufacturing process and intend to evaluate potential third-party manufacturing capabilities if necessary to meet further clinical and commercial demand. In the event that we engage third-party manufacturers and they do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements or if there are disagreements between us and any third-party manufacturer, we may be delayed in producing sufficient clinical and commercial supply of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Building our new manufacturing facility has required additional investment, has been time-consuming and may be subject to delays, including because of shortage of labor or compliance with regulatory requirements. In addition, building our manufacturing facility may cost more than we currently anticipate. Delays or problems in the build out of our manufacturing facility may adversely impact our ability to provide supply for the development and commercialization of ITIL-168, as well as our financial condition.
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
We are in the process of transitioning from our manufacturing facility in Manchester, United Kingdom to our new manufacturing facility in Tarzana, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevents us from using all or a significant portion of our manufacturing facilities, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in our filings with the Securities and Exchange Commission, or the SEC, should be viewed with caution. Further, the data and statistical information used in our filings with the SEC, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.
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
There can be no assurance that ITIL-168, ITIL-306, or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
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
The effects of a security breach or privacy violation could be further amplified during the current COVID-19 pandemic. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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
While the relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, transfers of personal data from the European Union to the United Kingdom may continue to take place without a need for additional safeguards as a result of the European Commission formally adopting its adequacy decision finding the United Kingdom to be adequate under the GDPR on June 28, 2021. Should the European Commission amend, suspend, or repeal its adequacy decision, we may need to put in place additional safeguards for transfers of personal data from the European Union to the United Kingdom, such as standard contractual clauses approved by the EU Commission.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, California voters passed the California Privacy Rights Act, or the CPRA, on November 3, 2020. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA or our business.
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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. Further, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all United States and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Similar reform measures have been considered and adopted at the state level as well.

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
As of March 31, 2022, we had 437 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Global Market, if an active trading market for our shares does not continue to be developed or be sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all.
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
The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
As of May 12, 2022, we had outstanding 129,293,504 shares of common stock.
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
Additionally, as of March 31, 2022 the holders of approximately 57.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•    being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
As of our current fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the

Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.
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
We have generated and expect to continue to generate in the future significant federal and state net operating loss, or NOL, carryforwards. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our initial public offering, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance for deferred tax assets including NOLs.
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
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

On March 18, 2021, our Registration Statement on Form S-1, as amended (File No. 333-253620), was declared effective in connection with our initial public offering, pursuant to which we sold an aggregate of 18,400,000 shares of our common stock for aggregate net proceeds of $339.0 million

There has been no material change in the actual use of proceeds from our initial public offering from the planned use of proceeds described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 22, 2021.

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
4.1
Second Amended and Restated Investors’ Rights Agreement, by and among the Company and certain of its stockholders, dated December 30, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on February 26, 2021).

10.1*+	Executive Employment Agreement by and between the Company and Vijay Chiruvolu effective as of July 17, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Preferred Stock and of Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates a management contract or compensatory plan.
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

INSTIL BIO, INC.

May 16, 2022	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)