Form 10-Q
period 2022-09-30
Instil Bio, Inc.
filed 2022-11-14
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
129,775,097 shares of Common Stock, $0.000001 par value per share	November 10, 2022

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$41,118	$37,590
Marketable securities	262,169	416,509
Prepaid expenses and other current assets	10,369	9,921
Total current assets	313,656	464,020
Property, plant and equipment, net	185,057	121,999
Operating lease right-of-use assets	13,190	—
Intangibles	10,104	10,104
Goodwill	5,722	5,722
Other long-term assets	5,012	8,138
Total assets	$532,741	$609,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,328	$5,568
Accrued expenses and other current liabilities	36,361	34,449
Contingent consideration, current portion	412	1,341
Total current liabilities	42,101	41,358
Contingent consideration, net of current portion	10,518	10,980
Operating lease liabilities, non-current	5,630	—
Deferred tax liabilities	555	2,426
Loan payable	62,974	—
Other long-term liabilities	375	20
Total liabilities	122,153	54,784
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 129,753,672 and 129,028,278 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	781,973	757,003
Accumulated other comprehensive loss	(335)	(87)
Accumulated deficit	(371,050)	(201,717)
Total stockholders’ equity	410,588	555,199
Total liabilities and stockholders’ equity	$532,741	$609,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$39,660	$29,064	$120,334	$64,674
General and administrative	16,989	13,960	49,325	37,134
Total operating expenses	56,649	43,024	169,659	101,808
Loss from operations	(56,649)	(43,024)	(169,659)	(101,808)
Interest income	1,276	22	1,859	45
Interest expense	(807)	—	(1,138)	—
Other expense, net	(415)	(661)	(1,863)	(702)
Loss before income tax benefit	(56,595)	(43,663)	(170,801)	(102,465)
Income tax benefit	371	658	1,468	1,021
Net loss	(56,224)	(43,005)	(169,333)	(101,444)
Other comprehensive (loss) income:
Foreign currency translation	391	124	580	197
Unrealized loss on available-for-sale securities, net	(169)	(18)	(828)	(18)
Net comprehensive loss	$(56,002)	$(42,899)	$(169,581)	$(101,265)
Net loss per share, basic and diluted	$(0.43)	$(0.33)	$(1.31)	$(1.03)
Weighted-average shares used in computing net loss per share, basic and diluted	129,680,217	128,794,142	129,391,225	98,256,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		(Loss) Income
Balance - December 31, 2021	129,028,278	$—	$757,003	$(87)	$(201,717)	$555,199
Shares of common stock issued in connection with incentive stock plan	189,638	—	338	—	—	338
Stock-based compensation	—	—	7,493	—	—	7,493
Net loss	—	—	—	—	(54,117)	(54,117)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance - March 31, 2022	129,217,916	—	764,834	(441)	(255,834)	508,559
Shares of common stock issued in connection with incentive stock plan	332,381	—	565	—	—	565
Stock-based compensation	—	—	8,316	—	—	8,316
Net loss	—	—	—	—	(58,992)	(58,992)
Other comprehensive loss	—	—	—	(116)	—	(116)
Balance - June 30, 2022	129,550,297	—	773,715	(557)	(314,826)	458,332
Shares of common stock issued in connection with incentive stock plan	203,375	—	269	—	—	269
Stock-based compensation	—	—	7,989	—	—	7,989
Net loss	—	—	—	—	(56,224)	(56,224)
Other comprehensive income	—	—	—	222	—	222
Balance - September 30, 2022	129,753,672	$—	$781,973	$(335)	$(371,050)	$410,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		(Loss) Income
Balance - December 31, 2020	70,176,046	$331,966	20,591,554	$—	$5,607	$(283)	$(44,923)	$(39,599)
Issuance of Series C convertible preferred shares at $12.58 per share	4,174,551	52,460	—	—	—	—	—	—
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	18,400,000	—	339,174	—	—	339,174
Conversion of redeemable convertible preferred stock	(74,350,597)	(384,426)	89,220,699	—	384,426	—	—	384,426
Shares of common stock issued in connection with incentive stock plan	—	—	530,870	—	1,438	—	—	1,438
Stock-based compensation	—	—	—	—	2,812	—	—	2,812
Net loss	—	—	—	—	—	—	(23,128)	(23,128)
Foreign currency translation	—	—	—	—	—	30	—	30
Balance - March 31, 2021	—	—	128,743,123	—	733,457	(253)	(68,051)	665,153
Deferred financing costs in connection with initial public offering	—	—	—	—	(158)	—	—	(158)
Stock-based compensation	—	—	—	—	5,745	—	—	5,745
Net loss	—	—	—	—	—	—	(35,311)	(35,311)
Foreign currency translation	—	—	—	—	—	43	—	43
Balance - June 30, 2021	—	—	128,743,123	—	739,044	(210)	(103,362)	635,472
Shares of common stock issued in connection with incentive stock plan	—	—	114,160	—	121	—	—	121
Stock-based compensation	—	—	—	—	8,726	—	—	8,726
Net loss	—	—	—	—	—	—	(43,005)	(43,005)
Other comprehensive income	—	—	—	—	—	106	—	106
Balance - September 30, 2021	—	$—	128,857,283	$—	$747,891	$(104)	$(146,367)	$601,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(169,333)	$(101,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,798	17,293
Non-cash lease expense	1,292	—
Foreign exchange remeasurement loss	2,768	602
Change in fair value of contingent consideration	(691)	130
Depreciation and amortization	3,888	1,859
Non-cash interest expense	596	—
Change in fair value of derivative instrument	(810)	—
Other	(739)	12
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,168)	(2,877)
Other long-term assets	(2,076)	(3,160)
Accounts payable	683	3,750
Operating lease liabilities	(225)	—
Accrued expenses and current other liabilities	(171)	4,487
Net cash used in operating activities	(143,188)	(79,348)
Cash flows from investing activities:
Purchase of marketable securities	(556,510)	(699,987)
Maturities of marketable securities	711,000	205,000
Purchases of property, plant and equipment	(71,577)	(39,367)
Purchase of derivative financial instrument	(1,174)	—
Net cash provided by (used in) investing activities	81,739	(534,354)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	339,016
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	52,460
Proceeds from exercise of stock options	1,172	1,559
Proceeds from note payable	64,512	—
Other financing activities	—	(69)
Net cash provided by financing activities	65,684	392,966
Net increase (decrease) in cash and cash equivalents	4,235	(220,736)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(707)	(128)
Cash, cash equivalents and restricted cash—beginning of period	38,090	241,764
Cash, cash equivalents and restricted cash—end of period	$41,618	$20,900

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$554	$—

Supplemental disclosure of noncash information:
Conversion of preferred stock to common stock upon IPO	$—	$384,426
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$15,033	$12,690

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
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of convertible preferred stock and stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and the results of its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

Restricted cash consists of a money market account which serves as collateral for the Company’s employee corporate credit cards and is classified within Prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2022 and classified within other long-term assets on the consolidated balance sheet as of December 31, 2021.

The Company's short-term marketable securities have original maturities of less than a year at date of purchase. The Company classifies and accounts for marketable securities as available-for-sale securities, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive loss. Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of September 30, 2022 and December 31, 2021, marketable securities consisted of U.S. Treasury bills.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$41,118	$37,590
Restricted cash	500	500
Cash, cash equivalents and restricted cash	$41,618	$38,090

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

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term. The Company estimates its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

See Note 6, Commitments and Contingencies, regarding the Company’s leases, below.
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

3. Balance Sheet Components
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$31,243	$31,243
Laboratory equipment	17,915	13,962
Buildings(1)	32,778	6,034
Office and computer equipment	6,135	2,239
Leasehold improvements	4,310	1,836
Manufacturing equipment	8,636	1,717
Vehicles	64	64
Construction work-in-progress	90,333	67,883
Total property, plant and equipment, gross	191,414	124,978
Less: accumulated depreciation	(6,357)	(2,979)
Total property, plant and equipment, net	$185,057	$121,999

(1) Relates to a building which was developed as part of the Company’s clinical manufacturing facility in Tarzana, California. The building was placed into service and ready for its intended use at the end of the quarter ended June 30, 2022.

Depreciation expense was $1.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and was $3.9 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

During the quarter ended September 30, 2022, the Company capitalized $0.4 million of interest related to qualifying expenditures for construction work-in-progress for its commercial manufacturing facility which is not ready for its intended use.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued construction costs	$14,337	$12,085
Accrued compensation and benefits	13,612	11,928
Accrued research, development and clinical trial expenses	3,083	4,234
Operating lease liabilities, current	2,275	—
Accrued operational expenses	2,121	5,292
Other current liabilities	933	910
Total accrued expenses and other current liabilities	$36,361	$34,449
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

Short-term marketable securities comprised U.S. Treasury bills that are classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$19,910	$—	$—	$19,910
U.S. Treasury bills	—	262,169	—	262,169
Derivative financial instrument	—	1,984	—	1,984
Total	$19,910	$264,153	$—	$284,063
Financial Liabilities
Contingent consideration	$—	$—	$10,930	$10,930

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$18,493	$—	$—	$18,493
U.S. Treasury bills	—	416,509	—	416,509
Total	$18,493	$416,509	$—	$435,002
Financial Liabilities
Contingent consideration	$—	$—	$12,321	$12,321

There were no transfers in or out of Level 1, 2 and 3 measurements for the nine months ended September 30, 2022 and the year ended December 31, 2021. As of September 30, 2022 and December 31, 2021, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 6, and is included in other long-term assets in the condensed consolidated balance sheet.

As of September 30, 2022, the fair value of the Company's Loan (as defined in Note 6) was $56.6 million. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 6).

5. Financial Instruments

Marketable securities classified as available-for-sale on September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$263,047	$—	$(878)	$262,169

	December 31, 2021
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$416,559	$—	$(50)	$416,509

As of September 30, 2022 and December 31, 2021, marketable securities had contractual maturities less than one year, or marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases.
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

Information related to the Company's operating ROU assets and related lease liability was as follows (in thousands, except for years and percentages):

The Company's lease costs consist of the following (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Short-term lease cost	$521	$871
Operating lease cost	1,151	3,823
Variable lease cost	301	761
Total lease cost	$1,973	$5,455

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for operating lease liabilities	$788	$2,607

The following table summarizes the Company’s lease assets and liabilities (in thousands):

As of September 30, 2022
Operating lease right-of-use assets	$13,190
Current operating lease liabilities	$2,275
Non-current operating lease liabilities	$5,630

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of September 30, 2022
Weighted-average remaining lease term (in years)	3.5
Weighted-average discount rate	6.70%

Future minimum lease payments under operating lease liabilities were (in thousands):

As of September 30, 2022
2022 (remaining three months)	$666
2023	2,775
2024	2,393
2025	1,909
2026	1,268
Total future lease payments	9,011
Less: imputed interest	1,106
Total lease liability balance	7,905
Less: current portion of operating lease liabilities	2,275
Total operating lease liabilities, non-current	$5,630

Under ASC 840, rent expense recognized under the leases was $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.

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

Tarzana Land and Building Acquired

The Company’s contractual commitments for the acquired land and buildings in the Tarzana, California development project are limited to unreimbursed spend by the general contractor and as such, as of September 30, 2022, and December 31, 2021, $16.4 million and $63.2 million, respectively, is contractually committed to the development of this project.

Debt

In June 2022, the Company’s wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company's wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”), currently under construction. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of September 30, 2022, the outstanding principal amount under the Loan was $65.6 million and unamortized debt issuance costs were $2.7 million. The Loan is guaranteed by the Company and secured by the Property, and bears interest at one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company's effective interest rate during the quarter ended September 30, 2022 was approximately 7.7%. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million and $85.0 million, respectively, as defined in the loan agreement. As of September 30, 2022, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 4.

The net carrying amount of the liability component of the Loan was as follows (in thousands):

September 30, 2022
Principal amount	$65,628
Unamortized debt issuance cost	(2,654)
Net carrying amount	$62,974

The following table sets forth the interest expense recognized related to the Loan (in thousands):

Three and Nine Months Ended September 30, 2022
Contractual interest expense	$806
Amortization of debt issuance cost	332
Total interest expense related to the Loan	$1,138
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

In November 2020, the Company executed a limited recourse promissory note with its Chief Executive Officer, Bronson Crouch, in the amount of $1.1 million, which was secured by a pledge of a total of 3.2 million shares of its common stock issued upon exercise of vested stock options. The note bore an interest rate of 2.5% per annum with a maturity date of the earlier of (i) five years from the date of the note or (ii) one business day prior to the filing or submission of the Company’s first registration statement covering the Company’s common stock with the SEC. The principal and interest under the note may be repaid at any time without penalty. Because the Company only had partial recourse under the promissory note, the Company deemed the note receivable to be non-substantive. As such, the note receivable was not reflected in the condensed consolidated financial statements and the related stock transaction was recorded at the time the note receivable is settled in cash. The promissory note was fully repaid in January 2021.

On March 23, 2021, the Company completed its IPO through an underwritten sale of an aggregate of 18,400,000 shares of its common stock at a price of $20.00 per share (see Note 2).

As of September 30, 2022, the Company had outstanding 129,753,672 shares of common stock.
Convertible Preferred Stock

Concurrent with the IPO, all then-outstanding shares of the Company's convertible preferred stock were automatically converted into an aggregate of 89,220,699 shares of common stock and were reclassified into permanent equity. Following the IPO, there are no shares of preferred stock outstanding.

2021 Preferred Stock Activity

All then outstanding shares of convertible preferred stock were converted into an aggregate of 89,220,699 shares of common stock on March 23, 2021, the closing date of the Company's IPO (see Note 2). After the completion of the IPO, the Company's current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The board of directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of September 30, 2022 and December 31, 2021, there have been no shares of preferred stock issued by the Company.
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

As of September 30, 2022, 6,131,770 shares of common stock remained available for issuance under the 2021 Plan. As of September 30, 2022, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.

Compensation expense for share-based awards is recognized over the requisite service period. The fair value of stock option awards is estimated using the Black-Scholes option-pricing model, which involves using assumptions regarding price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$3,094	$4,677	$9,919	$8,127
General and administrative expense	4,888	4,057	13,879	9,166
Total stock-based compensation expense	$7,982	$8,734	$23,798	$17,293
As of September 30, 2022, there was $82.2 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.5 years.
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
9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	September 30,
	2022	2021
Stock options to purchase common stock	23,376,213	19,840,732

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Instil Bio, Inc. and our consolidated subsidiaries.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, our expectations regarding our clinical trials, future financial position, future revenues, projected costs, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

We are also developing a novel class of genetically engineered TIL therapies using our Co-Stimulatory Antigen Receptor, or CoStAR, platform. These modified TILs still rely on their native, patient-specific T cell receptors, or TCRs, to bind to tumor neoantigens, but have been enhanced to express novel CoStAR molecules, which bind to shared tumor-associated antigens and provide potent costimulation to T cells within the tumor microenvironment. We believe that the ability of CoStAR to augment the activation of TILs upon native TCR-mediated recognition of tumor neoantigens has the potential to bring TIL therapy to patients with cancer types that have been historically resistant to immunotherapy. We initiated a Phase 1 trial for our lead CoStAR-TIL product candidate, ITIL-306, in patients with non-small cell lung cancer, ovarian cancer, and renal cell carcinoma in August 2022 and dosed the first patient in October 2022 prior to instituting the voluntary pause described below. The CoStAR molecule in ITIL-306 binds to folate receptor alpha, a tumor associated antigen that is commonly expressed in many solid tumors including the three cancers that will be studied initially with ITIL-306: NSCLC, ovarian cancer, and renal cell cancer. We expect to report initial clinical data from the Phase 1 trial for ITIL-306 in 2023.

In October 2022, we voluntarily paused enrollment in DELTA-1 as well as DELTA-2, a Phase 1 trial of ITIL-168 with pembrolizumab in patients with solid tumors, and the Phase 1 trial of ITIL-306 following a series of manufacturing failures in DELTA-1. Our ongoing investigation of the manufacturing failures identified a central source of contamination in the cell media. In conjunction with this pause, we are also evaluating opportunities to increase the robustness of our manufacturing process.

In addition, in October 2022, we notified the FDA and other regulatory agencies that an unplanned review of the data for the initial patients that had been dosed with ITIL-168 in the DELTA-1 trial was conducted in order to review risk-benefit. This review was inconclusive because the response data were not mature. Subsequently, the Data Safety Monitoring Board’s prespecified review found no safety concerns.

We plan to discuss next steps for the DELTA-1 trial with the FDA and other regulatory agencies, and after such discussions, or as a result of our ongoing investigation of our manufacturing process, we may be required to modify, delay or restart our ITIL-168 clinical development program. The Company is deferring enrollment in the DELTA-2 study to focus resources toward higher priority clinical programs. We plan to provide an update on our ITIL-168 clinical development program in the first quarter of 2023.

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
Since inception, we have had significant operating losses. Our net loss was $56.2 million for the three months ended September 30, 2022 and $169.3 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $371.1 million. As of September 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $303.8 million, which consists of $41.1 million in cash and cash equivalents, $0.5 million in restricted cash, and $262.2 million in marketable securities. We expect to continue to incur net losses for the foreseeable future.
Impact of the COVID-19 Pandemic on Our Operations

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including the United Kingdom and California, where most of our operations are conducted. We have been carefully monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees. In addition, a significant portion of our workforce continues to work remotely. To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that it will become more difficult to enroll participants in our clinical trials as a result of COVID-19, which could delay our clinical development timelines. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, including any implications from the spread of the new variants and subvariants, the COVID-19 pandemic has, to date, not had a material adverse impact on our results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.
See “Risk Factors” for a further discussion of the potential adverse impact of COVID-19 on our business.

Components of Operating Results

Operating Expenses
Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees, and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the U.K. government. For the three and nine months ended September 30, 2022 and September 30, 2021, we did not allocate our research and development expenses by program.
We expect our research and development expenses to change in line with our clinical development activities. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:
•    the scope, rate of progress and expenses of clinical trials and other research and development activities, including the impacts of our voluntary pause in our clinical trials and the related investigation into our manufacturing processes;
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
We expect our general and administrative expenses to change in line with the growth of the Company to support our research and development activities and operations generally, the growth of our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities and other administrative and professional services.

Interest Income

Interest income consists of interest income from funds held in our cash and cash equivalent accounts, and marketable securities.

Interest Expense

Interest expense consists of interest expense on our note payable and amortization of loan origination costs.
Other Expense, Net
Other expense, net consists primarily of derivative instrument fair value gains, foreign exchange remeasurement gains and other expenses and income.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. On September 30, 2022, we maintained a full valuation allowance against net deferred tax assets for the United States entity. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs, since the Company’s inception, and the inability to carryback these NOLs to prior periods. Furthermore, the Company determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$
Operating expenses:
Research and development	$39,660	$29,064	$10,596
General and administrative	16,989	13,960	3,029
Total operating expenses	56,649	43,024	13,625
Loss from operations	(56,649)	(43,024)	(13,625)
Interest income	1,276	22	1,254
Interest expense	(807)	—	(807)
Other expense, net	(415)	(661)	246
Loss before income tax benefit	(56,595)	(43,663)	(12,932)
Income tax benefit	371	658	(287)
Net loss	$(56,224)	$(43,005)	$(13,219)

Research and Development Expenses
Research and development expenses were $39.7 million and $29.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase in research and development expenses of $10.6 million was primarily due to:

•$2.7 million in costs from an increase in headcount, consisting of $4.7 million in wages and benefits, offset by a decrease in stock-based compensation expense of $1.6 million and a decrease of $0.4 million for other employee-related expenses in relation to our research and development personnel.
•$3.2 million in costs related to research and clinical development activities, including from our clinical trials and expanded clinical manufacturing activities; and
•$4.7 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.
General and Administrative Expenses
General and administrative expenses were $17.0 million and $14.0 million for the three months ended September 30, 2022 and 2021, respectively. The net increase of $3.0 million was primarily due to:

•$3.2 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $0.8 million, to support our growing business and for preparation of clinical trials; and
•$0.8 million in consulting and professional services costs, mainly consisting of an increase in expenses for human resource professional services, finance and legal consultants of $0.7 million and for business operation consultants of $0.1 million;
•offset by a decrease of $1.0 million in costs resulting from decreased facilities and offices costs.

Interest Income, Interest Expense and Other Expense, Net

Interest income, interest expense and other expense, net were $0.1 million of income and $0.6 million of expense for the three months ended September 30, 2022 and 2021, respectively. The total change of $0.7 million was primarily due to:

•$0.8 million of interest expense from our note payable;
•offset by a $0.2 million increase in other income, primarily consisting of a gain on fair value change on our derivative instrument for $0.8 million and a decrease in other expenses of $0.1 million, offset by a loss on foreign currency transactions of $0.7 million;
•offset by a $1.3 million increase in interest income from our investments.

Income Tax Benefit

Income tax benefit during the three months ended September 30, 2022 and 2021 were related to the deferred income taxes from our operations in the United Kingdom.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$
Operating expenses:
Research and development	$120,334	$64,674	$55,660
General and administrative	49,325	37,134	12,191
Total operating expenses	169,659	101,808	67,851
Loss from operations	(169,659)	(101,808)	(67,851)
Interest income	1,859	45	1,814
Interest expense	(1,138)	—	(1,138)
Other expense, net	(1,863)	(702)	(1,161)
Loss before income tax benefit	(170,801)	(102,465)	(68,336)
Income tax benefit	1,468	1,021	447
Net loss	$(169,333)	$(101,444)	$(67,889)

Research and Development Expenses
Research and development expenses were $120.3 million and $64.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in research and development expenses of $55.7 million was primarily due to:

•$27.3 million in costs from an increase in headcount, consisting of $23.9 million for wages and benefits, including an increase in stock-based compensation expense of $1.8 million and an increase of $1.6 million for other employee-related expenses in relation to our research and development personnel, to support increased clinical trial activities, including clinical manufacturing;
•$14.1 million in costs related to research and clinical development activities, including our clinical trials and expanded clinical manufacturing activities; and
•$14.3 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.
General and Administrative Expenses
General and administrative expenses were $49.3 million and $37.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $12.2 million was primarily due to:

•$12.7 million in costs resulting from increased headcount and personnel related costs, including increased stock-based compensation expense of $4.7 million, to support our growing business and for preparation of clinical trials;
•$1.2 million in consulting and professional services costs, resulting from increases in expenses for information technology and facility consultants of $0.1 million, business operations consultants of $0.5 million, and human resource professional services, finance and legal consultants of $0.6 million; and
•offset by a decrease of $1.7 million in costs resulting from decreased facilities expenses, offices costs, insurance expenses and other administrative expenses.

Interest Income, Interest Expense and Other Expense, Net

Interest income, interest expense and other expense, net were $1.1 million of expense and $0.7 million of expense for the nine months ended September 30, 2022 and 2021, respectively. The increase of $0.5 million was primarily due to:

•$1.1 million in interest expense from our note payable; and
•$1.2 million in other expenses, primarily consisting of loss on foreign currency transactions of $2.1 million, offset by a gain on fair value change on our derivative instrument of $0.8 million and a decrease of other expenses of $0.1 million;
•offset by a $1.8 million increase in interest income from our investments.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2022 and 2021 were related to the deferred income taxes from our operations in the United Kingdom.

Liquidity and Capital Resources

Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of September 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $303.8 million, which consists of $41.1 million in cash and cash equivalents, $0.5 million in restricted cash, and $262.2 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Prior to our IPO, we funded our operations primarily through the issuance and sale of convertible preferred stock. From our inception through March 2021, we raised net cash proceeds of $380.1 million from the issuance and sale of our convertible preferred stock.

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

In June 2022, our wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building, currently under construction. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. As of September 30, 2022, we had $63.0 million in principal outstanding, net of debt issuance cost, under the Loan.

Funding Requirements
Based on our current operating plan, we believe our existing cash and cash equivalents, marketable securities, and the expected proceeds from the completion of anticipated sale-leaseback of Tarzana, California manufacturing site will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.
We use our cash to fund operations, primarily to fund our research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly as we advance our product candidates into later stages of development and conduct larger clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:
•    the scope, rate of progress, costs and results of our clinical and preclinical development activities, including the impacts of our voluntary pause in our clinical trials, the results of our discussions with the FDA and other regulatory agencies, and the related investigation into our manufacturing process;
•    the number and characteristics of any additional product candidates we develop or acquire;
•    the timing of, and the costs involved in, obtaining regulatory approvals for ITIL-168, ITIL-306 or any future product candidates, and the number of trials required for regulatory approval;
•    the cost of manufacturing ITIL-168, ITIL-306 or any future product candidates, as well as any products we successfully commercialize;
•    costs related to our manufacturing and other facilities;
•    the cost of commercialization activities of our product candidates, if approved for sale, including marketing, sales and distribution costs;
•    the timing, receipt and amount of sales of ITIL-168, ITIL-306 or any future product candidates, if approved;
•    the costs associated with constructing our new clinical and commercial manufacturing facility and building out lab space, as well as our ability to complete the anticipated sale-leaseback of our Tarzana, California facility;
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
•    the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•    any delays or issues resulting from the ongoing COVID-19 pandemic or adverse geopolitical and economic conditions.

In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid at September 30, 2022, which payment is contingent on future events, was $13.8 million.
Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common shares. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the war in Ukraine, inflation and rising interest rates. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See "Risk Factors."

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of September 30, 2022, our future minimum lease payments under committed or non-cancelable lease agreements were $9.0 million.

Our contractual obligations and commitments primarily consist of amounts we will pay to the general contractor constructing and developing land and buildings in Tarzana, California, which we acquired in October 2020 for $37.6 million. We are in the process of developing this land for our U.S. operations, and our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of September 30, 2022, $16.4 million was contractually committed to the development of this project.

In the normal course of business, we enter into contracts with Clinical Research Organizations, or CROs, and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. We are contractually obligated for approximately $48.8 million in future services related to clinical trials, depending on whether certain milestones are met, as of September 30, 2022.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Cash used in operating activities	$(143,188)	$(79,348)
Cash provided by (used in) investing activities	81,739	(534,354)
Cash provided by financing activities	65,684	392,966
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,235	$(220,736)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $143.2 million, which consisted of the net loss of $169.3 million and an increase of $4.0 million to our net operating assets and liabilities, partially offset by $30.1 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The non-cash charges primarily consisted of stock-based compensation of $23.8 million, depreciation and amortization expense of $3.9 million and change in foreign exchange remeasurement of $2.8 million. The net change in our operating assets and liabilities was primarily due to an increase of $0.7 million in accounts payable, partially offset by a decrease of $0.2 million in accrued expenses and other liabilities, an increase of $2.2 million in prepaid expenses and other current assets and an increase of $2.3 million in other long-term assets and operating lease liabilities.

Cash used in operating activities for the nine months ended September 30, 2021 was $79.3 million, which consisted primarily of the net loss of $101.4 million, partially offset by $19.9 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and a $2.2 million net change to our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $17.3 million, and depreciation and amortization expense of $1.9 million. The net change in our operating assets and liabilities was primarily due to an increase of $3.8 million in accounts payable, and an increase of $4.5 million in accrued expenses and other liabilities, partially offset by an increase of $2.9 million in prepaid expenses and other current assets and an increase of $3.2 million in other long-term assets.
Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $81.7 million, which consisted primarily of $154.5 million of cash provided by marketable securities investments, offset by $71.6 million related to cash used to purchase property and equipment.

Cash used in investing activities for the nine months ended September 30, 2021 was $534.4 million, of which $39.4 million was related to purchases of property and equipment and $495.0 million was related to marketable securities.
Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $65.7 million, which was primarily related to cash proceeds from our note payable of $64.5 million and $1.2 million from exercise of stock options.

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

Emerging Growth Company Status and Smaller Reporting Company Status
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash, cash equivalents, restricted cash, and marketable securities of $303.8 million, which consists of $41.1 million in cash and cash equivalents, $0.5 million in restricted cash, and $262.2 million in marketable securities as of September 30, 2022. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the period presented.
Due to the low risk profile of our investments and debt, including our interest rate swap discussed in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, a hypothetical one percentage point change in interest rates during the period presented would not have had a material impact on our financial statements included elsewhere in this report.

The Company does not believe that inflation or foreign currency exchange rate fluctuations have had a significant impact on its results of operations for any periods presents herein.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact on our internal control over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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
•Success in preclinical studies or earlier clinical trials, including the compassionate use program, may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in clinical trials or receive regulatory approval.
•Negative public opinion of TIL therapies, a dynamically evolving competitive landscape for our target indications or increased regulatory scrutiny of cell therapy using TILs may adversely impact the development or commercial strategy of our product candidates, or investing in manufacturing readiness for regulatory filings and success of our current and future product candidates.

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
•Cell therapies are complex and difficult to manufacture. We have experienced, and may in the future experience, manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
•The treatable populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
•We face significant competition from other biotechnology and pharmaceutical companies, and from non-profit institutions, and our operating results will suffer if we fail to compete effectively.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $169.3 million and $101.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $371.1 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date, as well as $64.5 million from our construction loan. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
•conduct our planned and ongoing clinical trials of ITIL-168 and ongoing clinical trial of ITIL-306, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications;
•complete the investigation of our manufacturing process and make any changes in such process to address the past manufacturing failures;
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

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.

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
As of September 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $303.8 million, which consists of $41.1 million in cash and cash equivalents, $0.5 million in restricted cash, and $262.2 million in marketable securities. We believe that our existing cash and cash equivalents, marketable securities and expected proceeds from the completion of the anticipated sale-leaseback of our Tarzana, California manufacturing site will be sufficient to fund our operating expenses and capital requirements into 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for ITIL-168, ITIL-306 and future product candidates, including the impacts of our voluntary pause in our clinical trials and the related investigation into our manufacturing processes;
•the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidate pipeline;
•the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
•the number and development requirements of product candidates that we may pursue;
•our ability to complete the anticipated sale-leaseback of our Tarzana, California facility;
•the costs, timing and outcome of regulatory review of our product candidates;
•our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•the costs of establishing and maintaining our own commercial-scale cGMP manufacturing facility;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•the costs of operating as a public company.

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the ongoing armed conflict between Russia and Ukraine, rising inflation and interest rate increases, and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings or license and collaboration agreements. Other than our construction loans for the construction and development of our manufacturing facility in Tarzana, California, we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, the agreements governing our construction loans contain certain affirmative and negative covenants, including maintaining a specified minimum net worth and amount of liquid assets, which could limit our operations.

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
We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. To date, we have clinical experience in the context of a compassionate use program at a single clinical site with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process. However, as an organization, we are early in the process of conducting our first multi-center clinical trials with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of ITIL-168, ITIL-306 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:
•timely and successful completion of preclinical studies and clinical trials, including our ability to resume clinical trials following our recent voluntary pause;

•effective INDs from the U.S. Food and Drug Administration, or the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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
Human immunotherapy products are a new category of therapeutics, and to date, no TIL therapies have been approved by the FDA, EMA or other foreign regulatory authorities. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products or that the data generated in these trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as Risk Evaluation and Mitigation Strategies, or REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.
The success of our business depends in part upon our ability to develop engineered TIL therapies using our CoStAR platform. The CoStAR platform is novel and we have not completed a clinical trial of any product candidate developed using the CoStAR platform. The platform may fail to deliver TIL therapies that are effective in the treatment of cancer. Even if we are able to identify and develop TIL therapies using the CoStAR platform, we cannot assure that such product candidates will achieve marketing approval to safely and effectively treat cancer.
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
All of our product candidates are in clinical and preclinical development and their risk of failure is high. The recent voluntary pause in our clinical trials following the observation of decreased rates of successful manufacturing of ITIL-168 may lead to further delays or failure in the development of our product candidates, including ITIL-168 or ITIL-306, greater than expected expenses, or the redesign or restart of these clinical trials. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that our ongoing and any future clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our ongoing and any future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our ongoing and any future clinical trials may not be successful.
In October 2022, we notified the FDA and other regulatory agencies that an unplanned review of the data for the initial patients that had been dosed with ITIL-168 in the DELTA-1 trial was conducted in order to review risk-benefit. This review was inconclusive because the response data were not mature. Subsequently, the Data Safety Monitoring Board’s prespecified review found no safety concerns. We plan to discuss next steps for the DELTA-1 trial with the FDA and other regulatory agencies, and after such discussions, or as a result of our ongoing investigation of our manufacturing process, we may be required to modify, delay or restart our ITIL-168 clinical development program.

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
•    delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials, including our recent voluntary pause in our clinical trials and the related investigation into our manufacturing processes;
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
•    obtaining institutional review board, or IRB, approval at each trial site;
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
•    the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
The time required to obtain approval or other marketing authorizations by the FDA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had only limited discussions with the FDA, EMA and the Medicines and Healthcare products Regulatory Agency, regarding clinical development programs or regulatory approval for any product candidate within the United States, European Union and United Kingdom, respectively. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.
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
We have received orphan drug designation for ITIL-168 for the treatment of malignant melanoma stages IIB to IV and may seek orphan drug designation for future product candidates. We may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for product candidates for which we obtain orphan drug designation.
We have obtained orphan drug designation for ITIL-168 for the treatment of malignant melanoma stages of IIB to IV and may seek orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing and making available the drug or biologic will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. Although we may seek orphan drug designation for some or all of our product candidates, we may never receive such designations.
In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs or biologics for rare diseases, regardless of whether the drugs or biologics are designated for the orphan use.
In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for a particular active ingredient or principal molecular structural features for the indication for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing biological products. If we seek orphan drug designation, we may be unsuccessful in obtaining such orphan drug designation for our product candidates. Even if we obtain orphan drug exclusivity for any of our product candidates, we may be unable to maintain the benefits associated with orphan drug designation, or such orphan drug exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan drug exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or that we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ITIL-168 for the treatment of PD-1-inhibitor-relapsed or refractory advanced cutaneous melanoma. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We plan to conduct and may in the future conduct additional clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
We may choose to conduct clinical trials outside the United States, including in Australia, Canada, Europe or other foreign jurisdictions. While the majority of the trial sites for our Phase 2 clinical trial of ITIL-168 for the treatment of advanced cutaneous melanoma are located in the United States, one trial site is located in Canada. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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
From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during or as a result of our current clinical trials or any future clinical trials that we conduct, such as the recently observed decrease in rates of successful manufacturing of ITIL-168 that resulted in the decision to voluntarily pause our clinical trials, that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.
Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
Our business and operations may be adversely affected by the effects of the evolving and ongoing COVID-19 pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.
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

The spread of COVID-19, including the emergence and spread of new variants and subvariants, which have caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the global pandemic has already resulted in significant disruption of global financial markets, and could in the future reduce our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or otherwise could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the vaccine mandates and other measures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
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
We recently initiated a Phase 1 clinical trial to evaluate ITIL-168 with pembrolizumab for the treatment of non-small cell lung cancer, cervical cancer and squamous cell carcinoma of head and neck in patients who have failed standard therapies, and we may develop ITIL-168, ITIL-306 and future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.

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

Risks Related to the Manufacturing of our Product Candidates
Cell therapies are complex and difficult to manufacture. We have experienced, and may in the future experience, manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
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

We recently voluntarily paused enrollment in DELTA-1, our Phase 2 clinical trial of ITIL-168 in patients with advanced melanoma, following a decrease in the rate of successful manufacturing of ITIL-168, resulting in the inability to dose some patients. In addition, we have determined to defer enrollment in DELTA-2, our Phase 1 study of ITIL-168 with pembrolizumab in patients with solid tumors, and have voluntarily paused enrollment in our Phase 1 trial of ITIL-306, although no manufacturing failures have been observed to date in these ongoing trials. While we have informed all applicable regulatory agencies of our voluntary pause and no regulatory agency, including the FDA, has issued a clinical hold on any of our clinical trials to date, there can be no assurance that we will not be subject to a clinical hold in the future. Although we have commenced an end-to-end analysis of our manufacturing processes and plan to take corrective actions to improve the rate of manufacturing success and resume these trials, there can be no assurance that our investigation will yield conclusive and actionable results, or that any corrective action we take to improve our manufacturing process will be successful or allow us to restart our clinical trials in a timely manner, or at all.

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
We completed a technology transfer of the current manufacturing process of ITIL-168 from our manufacturing facility in Manchester, United Kingdom to our new manufacturing facility in Tarzana, California, and we intend to utilize material manufactured in our new manufacturing facility in our future clinical trials of ITIL-168. There is no assurance that we, or any other future third-party manufacturer that we engage, will be successful in producing ITIL-168, that any such product will pass the required comparability testing for regulatory approval, or that any materials produced by us or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials produced by our Manchester manufacturing facility. We believe that our manufacturing network will have sufficient capacity to meet demand for ITIL-168 for our clinical trials. Although we have identified additional third-party cGMP-compliant manufacturers that we believe we will be able to contract with in order to provide additional sources of such materials, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. In addition, we may change our manufacturing process for ITIL-168, which could cause delays in production as we and our third-party manufacturers seek to improve and streamline the process.
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

Building our new manufacturing facility has required additional investment, has been time-consuming and may be subject to delays, including because of shortage of labor or compliance with regulatory requirements. In addition, building our manufacturing facility may cost more than we currently anticipate. In June 2022, we entered into construction loans for the construction and development of our new manufacturing facility that are secured in part by a first priority lien on the property. Delays or problems in the build out of our manufacturing facility, or our default under the construction loans, may adversely impact our ability to provide supply for the development and commercialization of ITIL-168, as well as our financial condition.
Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize ITIL-168. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.
Our current operations are concentrated in one location. We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our operations are concentrated in our new manufacturing facility in Tarzana, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevents us from using all or a significant portion of our manufacturing facilities, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Given the nature of cell therapy manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects. For example, the ongoing investigation of our recent manufacturing failures identified a central source of contamination in the cell media. Although we have commenced an end-to-end analysis of our manufacturing process and plan to take corrective actions to improve our manufacturing process, there can be no assurance that our investigation will yield conclusive and actionable results, or that any corrective action we take to improve our manufacturing process will be successful.

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
The treatable populations for our other product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
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
We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions, and our operating results will suffer if we fail to compete effectively.
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Companies that are developing TIL therapies include Achilles Therapeutics, Ltd., Adaptimmune Therapeutics, Plc., Intima Bioscience, Inc., Iovance Biotherapeutics Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Neogene Therapeutics, B.V., Nurix Therapeutics, Inc., Obsidian Therapeutics, Inc., and PACT Pharma, Inc. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Immatics N.V., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Kite Pharma, Inc., a subsidiary of Gilead, Inc., Poseida Therapeutics, Inc., and TCR2 Therapeutics, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Artiva Biotherapeutics, Inc., Celyad, S.A., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells.
Universities and public and private research institutions in the United States and Europe are also potential competitors. For example, a Phase 3 M14TIL trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County
Herlev University Hospital, and the University of Manchester. Results from the M14TIL trial were presented at the
European Society for Medical Oncology Congress in September 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to FDA-approved therapies or secure patent protection that we may need for the development of our technologies and product candidates.

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
•    obtain required regulatory approvals;
•    obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•    successfully collaborate with pharmaceutical companies and/or non-profit institutions in the discovery, development and commercialization of new medicines.

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
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the United States. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
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
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are subject to attack by computer viruses, malware, natural disasters, ransomware, phishing, supply chain attacks, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with authorized access to systems inside our organization and vulnerable to damage therefrom. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to interrupt our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed.
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
In Europe, the General Data Protection Regulation or the GDPR, took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the European Economic Area, or the EEA, including clinical trial data. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, requires having lawful bases on which personal data can be processed, and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Relatedly, following the United Kingdom’s withdrawal from the European Economic Area and the European Union, and the expiry of the transition period, which ended on December 31, 2020, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On January 1, 2021, the United Kingdom became a third country for the purposes of the GDPR.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.
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
Termination of any future license agreements would reduce or eliminate our rights under these agreements and may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Any of the foregoing could prevent us from commercializing our other product candidates, which could have a material adverse effect on our operating results and overall financial condition.
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
For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These included provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contained new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future patents. Further, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.
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
We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize ITIL-168, ITIL-306 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and/or applications and any patent rights we may obtain in the future. Furthermore, the USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patent and patent applications that we own, and if we in-license intellectual property, we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse of a patent or patent application can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business.

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
•the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. federal government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
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
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives.

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
Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in foreign markets, and we do not have experience in obtaining regulatory approval in any jurisdiction, including in foreign markets. If we fail to comply with regulatory requirements in foreign markets or to obtain and maintain required approvals, or if regulatory approvals in foreign markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (ii) expanded the entities eligible for discounts under the 340B drug pricing program; (iii) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (iv) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for individuals with income at or below 133% (as calculated, it constitutes 138%) of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (v) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (vi) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018); (vii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.
There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the Biden administration will impact the ACA or our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Similar reform measures have been considered and adopted at the state level as well.

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
Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth could disrupt our operations and adversely affect our business, financial condition, results of operations and prospects.

Even if we obtain funding for operations, we may fail to adequately manage our anticipated future growth. As our development progresses, we expect to experience significant growth and change in the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. Any change in our operations may place a significant strain in our administrative, financial and operational resources, and increase demands on our management, as well as our operational and administrative systems, controls and other resources. There can be no assurances that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future; or that we will be able to successfully implement appropriate measures consistent with our growth strategy. To strategically manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit, train and retain additional personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the strategic expansion of our operations, manage our employee base or recruit, train and retain qualified personnel. Our failure to properly manage our potential growth may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Global Market, if an active trading market for our shares does not continue to be developed or sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all.
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been, and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflict between Russia and Ukraine, supply chain disruptions, rising inflation and interest rate increases and potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us because pharmaceutical and biotechnolofy companies have experienced significant stock volatility in recent years. Recently, mulitple plaintiffs' law firms publicly issued announcements stating that they are investigating potential securities law claims on behalf of our investors. Such litigation, if instituted against us, could cause us to incur substantial costs, subject us to damanges or settlement awards and divert management’s attention and resources from our business, which could materially harm our reputation, business, financial condition, results of operations and prospects.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a recently public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
A significant portion of our total outstanding shares are available for immediate resale. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.
As of November 10, 2022, we had outstanding 129,775,097 shares of common stock.
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
Additionally, as of September 30, 2022 the holders of approximately 57.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We are an “emerging growth company” and a "smaller reporting company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
We have generated and expect to continue to generate in the future significant federal and state net operating loss, or NOL, carryforwards. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our initial public offering, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance for deferred tax assets including NOLs.
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
Separately, in response to the COVID-19 pandemic, the FDA has periodically had to postpone inspections of foreign and domestic manufacturing facilities and products. While such inspections have resumed, the FDA may use remote interactive evaluations where in-person inspections are not feasible or may defer action due to factors including travel restrictions. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or political disruption, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 11, 2022 (the “Separation Date”), Zachary Roberts, M.D., Chief Medical Officer of the Company, resigned from his position, effective immediately, to pursue other opportunities. In connection with Dr. Roberts’ resignation, the Company and Dr. Roberts entered into a separation agreement (the “Separation Agreement”) setting forth the terms of his separation from the Company.

Pursuant to the Separation Agreement, contingent upon compliance with the terms and conditions thereof, Dr. Roberts will receive (i) a cash payment of $200,000, less applicable taxes and withholdings, $50,000 of which is payable within 10 business days following the effective date of the Separation Agreement (the “Effective Date”) and $150,000 of which is payable on the first anniversary of the Effective Date, and (ii) an extension of the period during which Dr. Roberts may exercise vested stock options until the first anniversary of the Separation Date (the “Exercise Period”), provided, however, that Dr. Roberts may not sell any shares acquired upon exercise of such stock options until after the expiration of the Exercise Period without the Company’s written consent. The Separation Agreement also provides for, among other things, a mutual release of claims and mutual non-disparagement obligations, in addition to those continuing restrictive covenant obligations applicable to Dr. Roberts under his Confidential Information and Inventions Assignment Agreement with the Company.

The description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2022.
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

10.1	Employment Agreement, by and between the Registrant and Timothy L. Moore, dated as of September 6, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Preferred Stock and of Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
^    Portions of this exhibit have been omitted because they are not material and are the type that the Company treats as private or confidential, in accordance with Item 601(b)(10) of Regulation S-K.

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

INSTIL BIO, INC.

November 14, 2022	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)