Form 10-K
period 2022-12-31
Instil Bio, Inc.
filed 2023-03-31
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $285.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2022 of $4.62 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
130,079,097 shares of Common Stock, $0.000001 par value per share	March 29, 2023

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2022.

Part I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing an innovative cell therapy pipeline of autologous tumor infiltrating lymphocyte, or TIL, therapies for the treatment of patients with cancer. We have assembled an accomplished team with a successful track record in cell therapy innovation. We are developing a novel class of genetically engineered TIL therapies using our Co-Stimulatory Antigen Receptor, or CoStAR, platform. These modified TILs, or CoStAR-TILs, still rely on their native, patient-specific T cell receptors, or TCRs, to bind to tumor neoantigens, but have been enhanced to express novel CoStAR molecules, which bind to shared tumor-associated antigens and provide potent costimulation to T cells within the tumor microenvironment. We believe that the ability of CoStAR to augment the activation of TILs upon native TCR-mediated recognition of tumor neoantigens has the potential to bring TIL therapy to patients with cancer types that have been historically resistant to immunotherapy and increase the benefit from TIL therapy in patients with cancer types that have been historically sensitive to immunotherapy. In 2022, we submitted an investigational new drug application, or IND, for ITIL-306, our first CoStAR-TIL therapy, to the U.S. Food and Drug Administration, or FDA, and, following clearance, opened a Phase 1 dose escalation trial of ITIL-306 in non-small cell lung cancer, or NSCLC, ovarian cancer, and renal cancer. In October 2022, we announced the successful dosing of the first patient with NSCLC in the ITIL-306 Phase 1 trial.

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

The successful use of TIL therapy to treat solid tumors was first published in 1988 by Steven A. Rosenberg, M.D., Ph.D., and his colleagues from the National Cancer Institute, or NCI, who demonstrated remissions in patients with advanced melanoma who had been treated with TILs. Since these initial reports, clinical studies of TILs have expanded significantly. In a study published in Annals of Oncology in 2019, U. Dafni and colleagues conducted a meta-analysis of clinical trials of TIL therapies published between 1988 and 2016, which reported an overall remission rate, or ORR, of 41% and a complete remission, or CR, rate of 12% in 410 heavily pretreated patients with metastatic melanoma. As shown below, in patients for whom detailed follow-up was available, the CRs were found to be remarkably durable, with only one of 28 patients experiencing disease recurrence. In addition to melanoma, TIL therapy has demonstrated activity in multiple other solid tumors, including NSCLC, head and neck cancer, and cervical cancer.

TIL Therapy Demonstrated Durable CRs
in Patients with Melanoma in Clinical Trials Between 1988 and 2016

Our Strengths

Our goal is to become the leader in the design, manufacture and delivery of TIL therapies to patients with cancer. We believe the following strengths will enable us to achieve this goal:

Highly experienced team. Our senior management team and a large fraction of our operational staff have extensive experience in cell therapy with a track record of successfully leading technology discovery, process development, and current Good Manufacturing Practices, or cGMP, manufacturing functions. Our Chief Scientific Officer, Mark Dudley, Ph.D., has extensive experience in adoptive cell therapy and previously spent nearly two decades at the Surgery Branch of the National Cancer Institute where he contributed to a diverse portfolio of experimental T cell therapies, including TIL, TCR-T, and CAR-T products. Dr. Dudley is a recognized pioneer of adoptive cell therapy and has published seminal papers on TIL therapy in refractory metastatic melanoma. Our Head of Research & Development, Robert Hawkins, M.B.B.S., Ph.D., is a world-renowned medical oncologist with a focus on the development of novel cell and gene therapies. He has extensive experience leading clinical trials in oncology, including the first CAR-T trials in the United Kingdom, and as CEO of Immetacyte Ltd. led the development of the foundational TIL technology that we are progressing.

Robust clinical development experience with TILs. Members of our executive leadership team have been generating and improving TIL therapy for over a decade, and a TIL product manufactured by us has been used in the treatment of patients with refractory melanoma through a compassionate use program at the Christie Hospital in Manchester, United Kingdom, which is the largest single-site cancer center in Europe.

Company-operated in-house manufacturing facilities. We control and operate two facilities in Manchester, United Kingdom for clinical manufacturing. By controlling and operating our own manufacturing sites, we believe we have the unique ability to more efficiently implement process improvements into our operations and to readily provide therapies to patients. With planned capacity in our Manchester, United Kingdom facilities, we expect to have sufficient doses for all planned clinical trials.

Strong capitalization. Since 2019, we have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock.

Our Pipeline

We are building an innovative pipeline of TIL product candidates. We own worldwide rights to all our product candidates. Our current pipeline is summarized in the diagram below.

We are developing genetically engineered TIL product candidates modified with CoStAR to augment the activation of TILs in the tumor microenvironment. In preclinical studies, CoStAR+ T cells demonstrated markedly increased activity as compared to normal T cells, including enhanced cytokine expression and proliferative capacity. CoStAR’s modular architecture can be adapted to potentially target any cell surface antigen, which will allow us to develop additional CoStAR-TIL product candidates that enhance TIL function in multiple solid tumors.

Our lead CoStAR-TIL product candidate, ITIL-306, expresses a CoStAR molecule designed to recognize folate receptor alpha, or FRα, a tumor-associated antigen that is expressed on numerous solid tumors, including ovarian cancer, uterine cancer, NSCLC and renal cancer. We believe that ITIL-306 has the potential to increase anti-tumor activity due to its ability to improve proliferation and enhance cytokine secretion of TILs. In 2022, we submitted an IND for ITIL-306 to the FDA and, following clearance, opened a Phase 1 dose escalation trial of ITIL-306 in NSCLC, ovarian, and renal cancers. In October 2022, we announced the successful dosing of the first patient in the ITIL-306 Phase 1 trial. As part of the consolidation of research and manufacturing operations to the United Kingdom, we plan to submit regulatory filings with the Medicines and Healthcare products Regulatory Agency, or MHRA in the UK in order to initiate a Phase 1 clinical trial of ITIL-306 in 2023 at clinical sites in the UK.

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

We previously were conducting an unmodified TIL clinical program which we referred to as ITIL-168, including the DELTA-1 clinical trial in advanced melanoma and the DELTA-2 clinical trial in NSCLC, cervical cancer, and head and neck squamous cell carcinoma. In December 2022, our Board of Directors approved a strategic reprioritization of our preclinical and clinical development programs. This decision involves reallocating resources to focus on advancing ITIL-306, our CoStAR platform, and other next-generation TIL technologies, while discontinuing our ITIL-168 development program, including both the DELTA-1 trial and the DELTA-2 trial.

Our History and Team

We were founded in August 2018, and in early 2019, we in-licensed our foundational TIL technology from Immetacyte Ltd. and subsequently raised our Series A round of funding from Curative Ventures. In March 2020, we acquired Immetacyte Ltd. Since 2019, we have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. Our management team consists of entrepreneurs, physicians and scientists with prior experience at cell therapy companies, oncology companies and academic institutions.

Our Strategy

Our goal is to leverage our CoStAR platform to deliver innovative, life-saving TIL therapies to patients with cancer. In order to achieve this goal, our strategy involves the following key elements:

•Develop our lead CoStAR-TIL candidate, ITIL-306. Our lead CoStAR-TIL product candidate, ITIL-306, expresses a CoStAR molecule designed to recognize FRα, a tumor-associated antigen that is expressed on numerous solid tumors, including ovarian cancer, uterine cancer, NSCLC and renal cancer. In 2022, we submitted an IND for ITIL-306 to the FDA and, following clearance, opened a Phase 1 dose escalation trial of ITIL-306 in NSCLC, ovarian cancer, and renal cancer. In October 2022, we announced the successful dosing of the first patient in the ITIL-306 Phase 1 trial. In January 2023, we announced the consolidation of all research and development activities to the United Kingdom, including manufacturing and clinical trial activities. As part of the consolidation of research and manufacturing operations to the United Kingdom, we plan to submit regulatory filings with the MHRA in order to initiate a Phase 1 clinical trial of ITIL-306 in 2023 at clinical sites in the United Kingdom.

•Expand our CoStAR platform. The modular nature of our CoStAR platform allows us to develop additional constructs against novel targets and/or with novel intracellular signaling domains. We plan to develop new constructs directed against targets designed to enable next-generation CoStAR-TIL product candidates to address additional challenging solid tumor indications. Additionally, we continue to explore novel intracellular signaling designs of our CoStAR constructs to generate more potent T cell activation in next-generation CoStAR-TIL product candidates.

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

Our Product Candidates

CoStAR: A Co-stimulatory Platform to Genetically Engineer TILs

We are developing a novel class of genetically engineered TIL product candidates designed to express CoStAR molecules to augment the activation of TILs in the tumor microenvironment, potentially leading to an increase in anti-tumor activity. We believe that the ability of CoStAR to enhance the activation of TILs upon recognition of tumor neoantigens has the potential to bring TIL therapy to patients with cancer types that historically have been resistant to immunotherapy and increase the benefit from TIL therapy in patients with cancer types that have been historically sensitive to immunotherapy. In preclinical studies, we observed that CoStAR+ T cells demonstrated markedly increased activity as compared to normal T cells, including enhanced cytokine expression and proliferative capacity. We are developing an optimized and scalable manufacturing process to develop manufacturing process steps specific to CoStAR-TIL therapies.

We plan to evaluate CoStAR-TIL therapies in several tumor types where TILs have not yet established proof of concept or responses to TIL therapy have been poor. We submitted an IND to the FDA for our lead CoStAR-TIL product candidate, ITIL-306, in 2022, and were cleared to open a Phase 1 dose escalation study of ITIL-306 in NSCLC, ovarian cancer, and renal cell carcinoma, or RCC. We reported that our first patient with NSCLC was dosed with ITIL-306 in October 2022. We announced in January 2023 that we plan to consolidate all research and development operations, including clinical manufacturing and clinical trial operations, in our Manchester, United Kingdom site. We anticipate submitting a clinical trial application, or CTA, to the MHRA in the second quarter of 2023 to open a Phase 1 dose escalation clinical trial of ITIL-306 in the United Kingdom.

Role of Co-stimulation in T Cell Activation

Activation of T cells typically requires more than the recognition of an antigen on the surface of a target cell by a T cell’s TCR. Maximum T cell activation generally requires both this antigen-specific signal as well as a second, antigen-independent signal known as costimulation. Costimulation occurs when a costimulatory molecule on the surface of the T cell binds to its ligand on the target cell while the TCR is engaged with its antigen. The requirement for costimulation also applies to T cell therapies. For example, first generation CAR-T therapies did not contain any additional costimulatory signaling domains, as shown below, and therefore relied on endogenous costimulation for enhanced activity within the tumor microenvironment. As a result, the anti-tumor activity of these first-generation products was low. Subsequent generations of CAR-T therapies included one or more costimulatory domains, which have been shown to increase their anti-tumor activity. However, these therapies are still bound by the limitations of single-antigen targeting, including on-target, off-tumor toxicities.

Costimulatory Domains in First Generation vs.
Next-Generation CAR-T Therapies

Design and Intended Function of CoStAR

Our CoStAR platform encompasses a class of novel chimeric receptors designed to increase the anti-tumor activity of our TIL product candidates by providing potent costimulation via two intracellular costimulatory domains that are linked by a transmembrane sequence to an extracellular single chain variable fragment, or scFv. When CoStAR is expressed on the surface of TILs, the scFv is designed to bind to commonly expressed, shared tumor-associated antigens and thereby deliver a potent costimulatory signal to the T cell. This costimulatory signal is only relevant when the TIL’s native TCR engages a tumor-specific neoantigen on the surface of the tumor cell, as shown below. In preclinical studies, we did not observe any measurable effects of CoStAR engagement of the shared tumor-associated antigen on the T cell without concomitant TCR recognition of a tumor neoantigen.

The main difference between CoStAR and second or later generation CARs is that CoStAR is designed to exclusively induce costimulation. This effect is achieved by the elimination of the CD3ζ signaling domain that is uniformly included in CAR-T products. Absence of the CD3ζ domain renders CoStAR ligation alone unable to lead to T cell activation or cytolytic activity. Full activation of CoStAR+ T cells is first dependent on the recognition of tumor-specific antigens by the native TCR. The CoStAR modification only serves to augment the activation of the T cells once TCR binding has occurred.

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

Enhanced cytokine secretion and profile. Our CoStAR-TIL product candidates are designed to secrete high levels of activating cytokines into their surrounding microenvironment upon the engagement of unique tumor neoantigens by the TILs’ native TCRs in combination with the engagement of the target by CoStAR. We have demonstrated that in conditions with OKT3 expressing lines, CoStAR exhibits FRα-dependent enhancement in activity, with all levels of FRα significantly enhancing IL-2, IFNγ and TNFα release. Additionally, the production of immunosuppressive cytokines is reduced. We believe that these properties of our CoStAR-TILs will stimulate immune cell migration into tumors, which may, in turn, drive additional immune reaction to the tumor, resulting in the conversion of poorly immunogenic tumors with few endogenous immune cells into inflamed tumors with a broad array of activated immune cell subsets. Such inflamed tumors have been shown to be more amenable to treatment with immunotherapies and to have better prognosis.

Broad platform targeting shared tumor-associated antigens. A defining feature of our CoStAR platform is its expected safety profile. Unlike conventional ADC or CAR-T therapies, CoStAR’s engagement with the cell expressing its target antigen alone does not trigger its elimination. This key attribute allows us to consider a wide array of antigens to target with our CoStAR-TIL product candidates with fewer concerns related to safety risk associated with normal tissue expression. In addition to the tumor-associated antigens commonly targeted by other therapeutic modalities, such as FOLR1, CoStAR may have the potential to target other antigens, including those with extensive normal tissue expression.

Our CoStAR Platform

During our development of the CoStAR platform, we empirically designed and tested a number of sequences containing various costimulatory domains to identify the most potent architecture using a variety of target antigens. We found that the inclusion of a particular configuration of two costimulatory domains, CD28 and CD40, led to markedly enhanced cytokine secretion, cell survival and proliferation in vitro as compared to the other tested variants, outperforming CoStARs containing only CD28 in in vitro T cell proliferation assays, as shown below.

Novel CD28-CD40-containing CoStARs Greatly Increase Proliferation in Comparison to CD28-only CoStARs

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

CoStAR Increased Pro-inflammatory Cytokines
And Did Not Increase Immunosuppressive Cytokines

In multiple third-party CAR-T therapy clinical trials, post-infusion expansion of T cells has been shown to correlate with deep and durable clinical responses in patients. The in vitro expansion of T cells demonstrated in our preclinical studies, even in stringent culture conditions that lack supplemental IL-2, provides preclinical evidence of the improved proliferative capacity of CoStAR+ T cells. As shown below, CoStAR+ T cells responded to target cells that expressed OKT3, an anti-CD3 antibody that activates all TCRs, and the CoStAR target with increased survival and proliferation as compared to control T cells.

CoStAR+ T Cells Showed Increased Survival and Proliferation of Cells in the Absence of IL-2

100,000
10,000
1,000
100
10
1
0.1
Fold Expansion
CoStAR
Control
D0
D1
D4
D7
D11
D14
D18
D21
D25
D28
D32
D35
D39
D42
Stimulation

We have observed in in vivo mice models significantly improved expansion and persistence of dual TCR-transduced and CoStAR-transduced T cells relative to control, CoStAR-transduced, and TCR-transduced T cells. We have also found that the administration of dual TCR-transduced and CoStAR‑transduced T cells led to enhanced control of tumor growth relative to all other treatment groups. Importantly, CoStAR has demonstrated an ability to increase T cell expansion and improve tumor control even in the absence of administered IL-2, as shown below. This result suggests that CoStAR-TILs may not require the administration of high-dose IL-2 that is given as part of the traditional TIL treatment regimen to support engraftment and expansion of the infused TILs, supporting our decision to utilize a treatment regimen free of high-dose IL-2 in our Phase 1 trial of ITIL-306.

CoStAR Increases Expansion In Vivo and Enhances Tumor Control in Absence of IL-2

We have observed that CoStAR cells do not respond to FRα in the absence of TCR stimulation, or Signal 1. While FRα is overexpressed in tumor, its expression may vary across patients and across regions within the tumor.

Furthermore, it is known that there is expression of FRα on some normal tissue. We have determined experimentally that CoStAR+ T cells do not respond to FRα in the absence of TCR stimulation, as measured by cytokine production or cytotoxicity, even at physiologically high levels of FRα, supporting a mechanism of action requiring TCR activation to enhance T cell activity. Therefore, we expect the activity of our CoStAR-TIL product candidates on normal tissue, regardless of level of FRα, to be minimal, supporting the expected safety profile of CoStAR. We have found that when TCR stimulation, or Signal 1, is present, CoStAR synergizes with it even at low levels of FRα expression, as shown below.

CoStAR Synergizes with Signal 1 Agonists Even at Low Levels of FRα

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

Our Lead CoStAR-TIL Product Candidate, ITIL-306

Our first CoStAR-TIL product candidate, ITIL-306, is an autologous TIL therapy genetically engineered to express a CoStAR molecule that recognizes FRα . FRα is a tumor-associated antigen that is expressed on numerous solid tumors, including ovarian, uterine, NSCLC and renal cancers. As shown in the immunohistochemical stains below, FRα is found to be expressed at high levels in numerous solid tumor indications and its expression in normal tissue is minimal. The FRα-CoStAR-TIL candidate stimulates T cells through a novel combination of intracellular domains from CD40 and CD28, which was shown to markedly outperform other combinations of costimulatory domains in various in vitro assays. ITIL-306 will be manufactured with a manufacturing process that has demonstrated robust transduction of TILs in our process development studies.

FRα is Expressed by Numerous Solid Tumors,
as Assessed by mRNA and Protein

To validate that FRα-CoStAR-TILs are robustly activated only in the presence of FRα and native TCR stimulation, we assessed the ability of CoStAR+ T cells to secrete IL-2 in an in vitro study. Cytokine secretion is a classical measure of activation of T cells and represents a key mechanism by which CoStAR+ T cells enhance the tumor microenvironment and proliferation of TILs. These CoStAR+ T cells were cultured with target cells that were engineered to express OKT3, FRα, neither of these molecules, or both.

As shown below, the culture with OKT3-expressing target cells yielded a modest increase in IL-2 secretion over baseline. The addition of CoStAR costimulation, as shown by the FRα expression in the target cells, led to an approximately 10-fold increase in IL-2 secretion. Importantly, ligation of CoStAR by FRα alone in the absence of TCR engagement led to no measurable increase over baseline IL-2 secretion, supporting that the delivery of costimulation through the CoStAR molecule alone does not activate T cells. This finding supports our hypothesis that CoStAR will limit the on-target, off-tumor toxicity that is often found with classical CAR-T therapies, while enhancing T cell activation within the tumor.

CoStAR+ T Cells Enhanced Secretion of IL-2 in the Presence of Both FRα and Activated TCRs

Market Opportunity for ITIL-306

The enhanced activity of CoStAR-TILs may translate to better clinical efficacy in a broad set of solid tumors. The investigated indications for the Phase 1 study of ITIL-306 include NSCLC, RCC, and epithelial ovarian cancer, and we believe these indications represent significant market opportunities for TIL therapy relative to metastatic melanoma:

•NSCLC (non-small cell lung cancer): According to Surveillance, Epidemiology, and End Results, or SEER, estimates, there were 236,740 new cases and 130,180 deaths associated with lung and bronchus cancer in 2022. In 2019, an estimated 576,924 people were living with lung and bronchus cancer in the United States. Approximately 55% of cases of NSCLC are metastatic, where the 5-year relative survival is only 7%.

•Renal cell carcinoma (RCC): According to SEER estimates, there were 79,000 new cases and 13,920 deaths associated with kidney and renal pelvis cancer in 2022. In 2019, an estimated 599,072 people were living with kidney and renal pelvis cancer in the United States. Approximately 15% of cases of RCC are metastatic where the 5-year relative survival is only 15%.

•Ovarian cancer: According to SEER estimates, there were 19,880 new cases and 12,810 deaths associated with ovarian cancer in 2022. In 2019, an estimated 233,565 people were living with ovarian cancer in the United States. Approximately 57% of cases of ovarian cancer are metastatic where the 5-year relative survival is only 30.8%.

We have not determined the lower limit of FRα expression needed to activate our CoStAR-TIL product candidates while TCR stimulation (Signal 1) is present. Therefore, while NSCLC, RCC, and ovarian cancer are generally associated with high FRα expression levels, our CoStAR-TIL product candidates may not be limited to treating patients with high FRα expression levels, and this feature may allow us to treat patients with lower levels of tumor FRα expression.

Phase 1 Clinical Trial

In 2022, we completed the submission of an IND for a Phase 1 clinical trial of ITIL-306. This Phase 1 study of ITIL-306 was a single-arm Phase 1a/1b clinical trial designed to investigate ITIL-306 in NSCLC, ovarian cancer, and RCC. The Phase 1a portion of the study was dose-escalating with a starting dose of 1 billion CoStAR-transduced cells. The primary endpoint was safety and tolerability. Secondary endpoints include objective response rate, duration of response, progression-free survival, and overall survival. After IND clearance from the FDA in May 2022, we opened the study to enrollment in the United States. We enrolled and dosed our first patient with NSCLC in 2022, and we expect initial clinical data from the ITIL-306 program in 2024. As part of the consolidation of research and manufacturing operations to the United Kingdom, we plan to submit regulatory filings with the MHRA in order to initiate a Phase 1 clinical trial of ITIL-306 in 2023 at clinical sites in the United Kingdom.

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

CoStAR-TIL Manufacturing Process

The TIL generation step in our CoStAR-TIL manufacturing process includes the outgrowth and rapid expansion phases, as shown below, to ensure that our final TIL product candidate contains an expanded population of TILs to maximize potential clinical efficacy.

The CoStAR Transduction, Outgrowth and Rapid Expansion of Our TILs Result in a Final Product
Containing an Expanded Population of CoStAR TILs

Outgrowth Phase. Once the tumor sample has reached one of our in-house manufacturing facilities, we culture the TILs and tumor cells together to promote the identification of tumor neoantigens by the TILs. This TIL outgrowth phase is designed to offer maximum exposure of the diverse and complete population of TILs to the clonally heterogenous tumor cells. It is during the outgrowth phase that we carry out the CoStAR transduction via lentivirus encoding the anti-FRα-CoStAR molecule. In preclinical studies, we have achieved CoStAR transduction efficiencies of approximately 30-60% of T cells in vitro.

The complete tumor digestion that we utilize during the initial tumor processing step liberates all TILs from the tumor. During the outgrowth phase, all TILs are exposed to uniform concentrations of Interleukin-2, or IL-2, a potent T cell growth factor, in the cell suspension and freely associate with tumor cells. During this outgrowth process, we genetically engineer our TILs to express CoStAR by using a lentiviral vector. Our digestion process allows us to carry out the lentiviral transduction of the TILs early in the manufacturing process. At the end of the TIL outgrowth phase, the culture is predominantly composed of viable TILs and CoStAR-TILs which are ready for further processing.

Rapid Expansion Phase. In the Rapid Expansion Phase of manufacturing, we optimize the culture conditions to be conducive to the expansion of T cells that make up the final cell dose of the TIL therapy. We stimulate the cells with IL-2, OKT3, an anti-CD3 antibody that activates all TCRs, as well as feeder cells, which are peripheral blood mononuclear cells that support optimal growth conditions. Once sufficient expansion of the cell product has been reached to achieve what we define to be a therapeutic dose, the culture is harvested and prepared for final formulation and cryopreservation.

The ITIL-306 Manufacturing and Treatment Process

Commercialization Plan

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Companies that are developing TIL therapies include Achilles Therapeutics, Ltd., Adaptimmune Therapeutics, Plc., AstraZeneca pls (Neogene Therapeutics, B.V.), Intima Bioscience, Inc., Iovance Biotherapeutics Inc., KSQ Therapeutics, Lyell Immunopharma, Nurix Therapeutics, Inc., Inc., Obsidian Therapeutics, Inc., and PACT Pharma, Inc. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Immatics N.V., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Kite Pharma, Inc., a subsidiary of Gilead, Inc., Poseida Therapeutics, Inc., and TCR2 Therapeutics, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Artiva

Biotherapeutics, Inc., Celyad, S.A., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells.

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

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements, or GLP;
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency and, if applicable, to assess compliance with the FDA’s current Good Tissue Practice, or cGTP, requirements for the use of human cellular and tissue products, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCPs;
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

Post-Approval Requirements

Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Changes to the manufacturing process or facility are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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
•Health Insurance Portability and Accountability Act of 1996, or HIPAA, established the federal offense of health care fraud, which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and their covered subcontractors;
•the federal the Physician Payments Sunshine Act and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants) and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) or their immediate family members; and
•analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Similar reform measures are been considered and adopted at the state level as well.

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

Facilities

We control and operate our manufacturing site in Manchester, United Kingdom, which consists of 13,596 total square feet of leased laboratory and office space under nine leases that expire in January, March, and July 2024. We own and are developing our clinical and commercial manufacturing space in Tarzana, California. The total facility consists of 128,097 square feet of clinical manufacturing and commercial manufacturing space that was developed in two phases. The first phase consists of 30,517 square feet of clinical manufacturing space, which became operational in the second quarter of 2022. The second phase consists of 97,580 square feet of commercial manufacturing space, which is currently under development. We also lease 6,000 square feet of office space in Tarzana, California.

Our headquarters is currently located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 42,240 square feet of laboratory and office space in Thousand Oaks, California, under a lease that expires in October 2026, and 7,257 square feet of leased laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2030 and April 2031, which in each case is subject to renewal.

We are evaluating various monetization options for the Tarzana manufacturing facility, including a potential sale or lease, as well as subleases of other facilities under lease including our Thousand Oaks laboratory space. We believe that our manufacturing facilities in the United Kingdom, along with our office space in the United States, are adequate for our current needs.

Employees and Human Capital Resources

In December 2022, our Board of Directors approved a restructuring plan to reduce costs and reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies. As part of the restructuring plan, we discontinued our ITIL-168 development program and reduced our US workforce by approximately 60% during the first quarter of 2023.

In January 2023, our Board of Directors approved an expansion of the restructuring plan and extended the U.S. reduction in force, resulting in a team of approximately 15 in the United States to lead global business operations and approximately 65 employees in the United Kingdom for research, development, clinical studies and technical operations. The reduction is expected to be substantially completed by the end of April 2023.

As of March 27, 2022, we had 192 employees, all of which were full-time. Of these employees, 145 were engaged in research and development activities. Substantially all of our employees are based in Dallas, Texas, greater Los Angeles, California and Manchester, United Kingdom. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Available Information

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this document.

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
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or to curtail our planned operations and the pursuit of our growth strategy.
•All of our product candidates are currently in clinical and preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•Because ITIL-306 and any future product candidates developed from our CoStAR platform represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
•The regulatory approval processes of the FDA, MHRA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•Negative public opinion of TIL therapies, the dynamically evolving competitive landscape for our target indications or increased regulatory scrutiny of cell therapy using TILs may adversely impact the development of and commercial strategy for our product candidates, our plans for investing in manufacturing readiness for regulatory filings and the success of our current and future product candidates.
•As an organization, we are early in the process of conducting our first clinical trials, have no prior experience in conducting clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including ITIL-306.

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
•We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions, and our operating results will suffer if we fail to compete effectively.
•If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.
•We are subject to a variety of stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and data security, and our actual or perceived failure to comply with them could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits and other adverse business consequences.

Risks Related to our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $223.2 million and $156.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $424.9 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date, as well as $64.5 million from our construction loan. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:

•conduct our ongoing clinical trial of ITIL-306, as well as initiate and complete additional clinical trials of future product candidates or our lead product candidate in new indications;
•continue to advance the preclinical and clinical development of our lead product candidate and our preclinical and discovery programs, including in our CoStAR platform;
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
•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•incur legal, accounting and other expenses in operating as a public company.

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

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, we recently implemented a strategic reprioritization of our preclinical and clinical development programs to reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies and discontinue our ITIL-168 development program. As part of this strategic restructuring plan, we reduced our U.S. workforce to a team of approximately 15 to lead global business operations and potential reductions in our UK workforce to re-align our operating model. We will need to develop commercial capabilities, and we may not be successful in doing so.

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.

Our operations have consumed substantial amounts of cash since inception. Identifying and acquiring potential product candidates, conducting preclinical testing and clinical trials and developing manufacturing operations for our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, build our manufacturing capabilities, seek marketing approval for any product candidates that successfully complete clinical trials and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $260.9 million, which consists of $43.7 million in cash and cash equivalents and $217.2 million in marketable securities. We believe that our existing cash and cash equivalents, marketable securities will be sufficient to fund our operating expenses and capital requirements into 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. For instance, we may not achieve all the expected cost savings of our strategic restructuring plan. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for ITIL-306 and future product candidates;
•the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidate pipeline;
•our ability to achieve efficiencies and expected cost reductions in connection with our recent strategic restructuring plan;

•the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
•the number and development requirements of product candidates that we may pursue;
•our ability to complete a potential sale or lease of our Tarzana, California facility, as well as subleases of other facilities under lease;
•the costs, timing and outcome of regulatory review of our product candidates;
•our cost of human capital as we expand our research and development capabilities and establish a commercial infrastructure;
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
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the ongoing armed conflict between Russia and Ukraine, rising inflation and interest rate increases, and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of ITIL-306 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:
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
•the prevalence and severity of adverse events experienced with ITIL-306 or any other product candidates;
•the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
•our ability to produce ITIL-306 or any other product candidates we develop on a commercial scale;
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
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations. At any time, we may decide to discontinue the development of, or not to commercialize, a product candidate, such as our recent decision to discontinue our ITIL-168 development program. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

Because ITIL-306 and any future product candidates developed from our CoStAR platform represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.

Human immunotherapy products are a new category of therapeutics, and to date, no TIL therapies have been approved by the FDA, MHRA, EMA or other foreign regulatory authorities. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products or that the data generated in these trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as Risk Evaluation and Mitigation Strategies, or REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.
The success of our business depends in part upon our ability to develop engineered TIL therapies using our CoStAR platform, in particular following our recent reprioritization of clinical programs. The CoStAR platform is novel and we have not completed a clinical trial of any product candidate developed using the CoStAR platform. The platform may fail to deliver TIL therapies that are effective in the treatment of cancer. Even if we are able to identify and develop TIL therapies using the CoStAR platform, we cannot assure that such product candidates will achieve marketing approval to safely and effectively treat cancer.

If we uncover any previously unknown risks related to our CoStAR platform, or if we experience unanticipated problems or delays in developing our CoStAR product candidates, we may be unable to achieve our strategy of building a pipeline of TIL therapies.
We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. For example, in October 2022 we paused enrollment in our then ongoing clinical trials to conduct manufacturing analysis and implement corrective and preventive actions.

There is no assurance that the approaches offered by our products will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Since our current and future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing and providing our product candidates. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.
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

All of our product candidates are in clinical and preclinical development and their risk of failure is high. While we have recently resumed our clinical trial of ITIL-306 after a voluntary pause following the observation of decreased rates of successful manufacturing of our former product candidate ITIL-168, there can be no assurance that we will not in the future observe decreased rates of successful manufacture of drug product for our product candidates or other manufacturing issues, which may lead to further delays or failure in the development of our product candidates, including ITIL-306, greater than expected expenses, or the redesign or restart of our clinical trials. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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
For example, in October 2022 we notified the FDA and other regulatory agencies that an unplanned review of the data for the initial patients that had been dosed with ITIL-168 in the DELTA-1 trial was conducted in order to review risk-benefit. This review was inconclusive because the response data were not mature. Subsequently, the Data Safety Monitoring Board’s prespecified review found no safety concerns. We voluntarily paused our clinical trials to conduct an end-to-end analysis of our manufacturing processes, and after an analysis of the potential scenarios to restart and complete a registration-enabling cohort in advanced melanoma in DELTA-1, we determined to discontinue our ITIL-168 clinical development program.

In addition, even if our clinical trials are successfully completed, we cannot guarantee that the FDA, MHRA, EMA or other foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA, MHRA, EMA or other foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
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
•delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials, such as our recent voluntary pause in our clinical trials and the related investigation into our manufacturing processes;
•delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;

•delays in reaching agreement with the FDA, MHRA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;
•obtaining regulatory authorization to commence a clinical trial;
•reaching an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•obtaining institutional review board, or IRB, approval at each trial site;
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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, MHRA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.
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

We may seek Fast Track designation for our product candidates, and we may be unsuccessful. Even if received, Fast Track designation may not actually lead to a faster review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Fast Track designation for our product candidates, and we may be unsuccessful. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. There is no assurance that the FDA will grant this status to any of our product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of product candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.

The regulatory approval processes of the FDA, MHRA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had only limited discussions with the FDA, MHRA, EMA and the Medicines and Healthcare products Regulatory Agency regarding clinical development programs or regulatory approval for any product candidate within the United States, European Union and United Kingdom, respectively. In addition, we have had no discussions with other comparable foreign authorities, regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.
Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, MHRA, EMA or other comparable foreign regulatory agencies, that such product candidates are safe, pure and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.
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
We have invested a significant portion of our time and financial resources in the development of our clinical and preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize ITIL-306 and any future product candidates in a timely manner.
Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for ITIL-306 or any future product candidates, the FDA, MHRA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, MHRA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, MHRA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
In addition, the FDA, MHRA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical studies and initial clinical trials.

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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular development program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed meaningful by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.
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
If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug, the FDA, MHRA, EMA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
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

Negative public opinion of TIL therapies, the dynamically evolving competitive landscape for our target indications or increased regulatory scrutiny of cell therapy using TILs may adversely impact the development of and commercial strategy for our product candidates, our plans for investing in manufacturing readiness for regulatory filings, and the success of our current and future product candidates.

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
Further, increased government regulation or negative public opinion of TIL therapies, as well as increased competition in the development of treatments and therapeutics in the indications we are targeting or may target in the future, may force us to revise our business strategy for our product candidates, including our plans for making investments in our manufacturing capabilities necessary to prepare for required regulatory filings. We may be forced to significantly curtail or abandon our current strategy and may never be able to realize our current business strategy and commercialize our product candidates.

As an organization, we are early in the process of conducting our first clinical trials, have no prior experience in conducting clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including ITIL-306.

We are early in our development efforts for our product candidates, and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are early in the process of conducting our first multi-center clinical trials with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing regulatory submissions and have not previously submitted a BLA for any product candidate. We have only previously treated patients with our TIL product in a compassionate use program in the United Kingdom with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, and only recently dosed the first patient in our clinical trial for ITIL-306. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. We may also fail to receive clearance from the MHRA to initiate our planned ITIL-306 clinical trial in the United Kingdom in 2023. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
We may seek orphan drug designation for some of our product candidates, and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for product candidates for which we obtain orphan drug designation.
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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of our CoStAR-TIL programs, including ITIL-306 for the treatment of non-small cell lung cancer, ovarian cancer, and renal cell carcinoma. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. For example, before prioritizing development of our CoStAR-TIL program, our strategy focused primarily on the development of ITIL-168 for the treatment of PD-1 inhibitor-relapsed or refractory advanced cutaneous melanoma, which we recently discontinued. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We plan to conduct and may in the future conduct additional clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
We may choose to conduct clinical trials outside the United States, including in the United Kingdom, Australia, Canada, Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of, and availability of data from, preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of our current clinical trials or any future clinical trials that we conduct, such as the recently observed decrease in rates of successful manufacturing of ITIL-168 that resulted in the decision to voluntarily pause our clinical trials and contributed in part to our decision to ultimately discontinue our ITIL-168 development program, that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.
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
Although our clinical trials have not been impacted by the COVID-19 pandemic to date, we may experience related disruptions in the future that could severely impact our clinical trials, including:

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
The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Annual Report on Form 10-K, such as the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the vaccine mandates and other measures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
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
Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, immunotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for ITIL-306 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
We may develop ITIL-306 and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.
We may develop ITIL-306 and future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, MHRA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.
We may also evaluate ITIL-306 or any future product candidate in combination with one or more other third party product candidates that have not yet been approved for marketing by the FDA, MHRA, EMA or comparable foreign regulatory authorities. If so, we will not be able to market and sell ITIL-306 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.
If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with ITIL-306 or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.
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
Our operations are concentrated in our manufacturing facilities and research labs located in Manchester, United Kingdom. Further, since a significant proportion of the regulatory framework in the United Kingdom that is applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period and frequent delays in the transit of goods between the United Kingdom and the European Union. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future, and we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

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
The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or enforcement action from the FDA, MHRA, EMA or foreign regulatory authorities. If we or our manufacturers were to fail to comply with the requirements of the FDA, MHRA, EMA or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.
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
Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:
•a failure in the manufacturing process itself, for example by an error in manufacturing process (whether by us or our third party CMO), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a cGMP environment or failure in quality systems applicable to manufacture, sterility failures, contamination during process;
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

Manufacturing problems may result in a delay in the timelines for our clinical trials. For example, in October 2022 we voluntarily paused enrollment in our clinical trials for ITIL-168 following a decrease in the rate of successful manufacturing of ITIL-168, resulting in the inability to dose some patients, and also voluntarily paused enrollment in our Phase 1 trial of ITIL-306, although no manufacturing failures were observed in this trial. We have since resumed our clinical trial for ITIL-306, and while we informed all applicable regulatory agencies of our voluntary pause and no regulatory agency, including the FDA, has issued a clinical hold on any of our clinical trials to date, there can be no assurance that we will not be subject to a clinical hold in the future. We completed an end-to-end analysis of our manufacturing processes and have taken corrective actions to improve the rate of manufacturing success, but there can be no assurance that these actions will be effective or that we will not experience other manufacturing issues in the future.

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
Although we expect that our manufacturing facility in Manchester, United Kingdom will be the primary source of clinical supply for our product candidates, we may continue to rely on outside vendors for at least a portion of the manufacturing process and intend to evaluate potential third-party manufacturing capabilities if necessary to meet further clinical and commercial demand. In the event that we engage third-party manufacturers and they do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements or if there are disagreements between us and any third-party manufacturer, we may be delayed in producing sufficient clinical and commercial supply of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize our product candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of product manufacture.
Our current operations are concentrated in one location. We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our operations are concentrated in our manufacturing facilities and research labs located in Manchester, United Kingdom. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevents us from using all or a significant portion of our manufacturing facilities, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Given the nature of cell therapy manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects. For example, the investigation of our recent manufacturing failures identified a central source of contamination in the cell media. Although we have completed an end-to-end analysis of our manufacturing process and implemented corrective actions to improve our manufacturing process, there can be no assurance that such actions will be effective or that we will not in the future experience contamination issues in our manufacturing process.

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
•product labeling or product insert requirements of the FDA, MHRA, EMA or other foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning or REMS;
•the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•our ability to hire and retain a sales force in the United States;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement for ITIL-306 and any other product candidates, once approved;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.

If we are unable to establish sales, marketing and distribution capabilities for ITIL-306 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
We do not have sales or marketing infrastructure. To achieve commercial success for ITIL-306 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market our product candidates in the United States, if they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
The treatable populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
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
Drug development is highly competitive and subject to rapid and significant technological advancements. There are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of non-small cell lung cancer, ovarian cancer, and renal cell carcinoma and other oncology indications we might target in the future. Further, it is likely that additional drugs will become available in the future for the treatment of our target indications.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Companies that are developing TIL therapies include Achilles Therapeutics, Ltd., Adaptimmune Therapeutics, Plc., CBIO A/S, Intima Bioscience, Inc., Iovance Biotherapeutics Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Neogene Therapeutics, B.V., Nurix Therapeutics, Inc., Obsidian Therapeutics, Inc., PACT Pharma, Inc., TILT Biotherapeutics LLC and Turnstone Biologics, Corp. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Immatics N.V., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Kite Pharma, Inc., a subsidiary of Gilead, Inc., Poseida Therapeutics, Inc. and TCR2 Therapeutics, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Artiva Biotherapeutics, Inc., Celyad, S.A., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells.

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
•obtain required regulatory approvals;
•obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•successfully collaborate with pharmaceutical companies and/or non-profit institutions in the discovery, development and commercialization of new medicines.

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
There can be no assurance that ITIL-306, or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
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
Our business and operations would suffer in the event we, or the third parties upon which we rely, suffer computer system failures, cyberattacks or a deficiency in our or such third parties' cybersecurity.
In the ordinary course of our business, we, and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) proprietary, confidential and sensitive data, including personal data (such as health-related data), data we collect about trial participants in connection with clinical trials, intellectual property, sensitive third-party data and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive information and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been or will not be compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we, or a third party upon which we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all or that such coverage will pay future claims.

We are subject to a variety of stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and data security, and our actual or perceived failure to comply with them could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act of 2020, or the CPRA, applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon which we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the United Kingdom’s General Data Protection Regulation, or UK GDPR, imposes strict requirements for processing personal data. For example, under the UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to £17.5 million or 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In the ordinary course of business, we may transfer personal data from the United Kingdom to the United States. The United Kingdom has enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the United Kingdom has significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the United Kingdom to the United States in compliance with law, such as the United Kingdom’s international data transfer agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the United Kingdom to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the United Kingdom to other jurisdictions, particularly the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the UK GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf. We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on which we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to loss of customers, interruptions or stoppages in our business operations including clinical trials, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.

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
We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, MHRA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval for ITIL-306 or any other product candidates.
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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, MHRA, EMA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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
Similarly, changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. As an example, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement, in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

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
We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize ITIL-306 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.
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
•HIPAA, which created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and their covered subcontractors;
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
•analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives; and
•laws, regulations, and industry standards governing date privacy and security, including laws requiring data to be localized or limiting the transfer of personal data to other countries, data breach notification laws, and personal data privacy laws, such as the UK GDPR, which imposes strict requirements on the processing of personal data, the CCPA, which requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, and comprehensive privacy laws of other states such as Virginia and Colorado.

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
Even if we obtain regulatory approval for ITIL-306 or any future product candidates, they will remain subject to ongoing regulatory oversight, which may result in significant additional expense.

Even if we obtain any regulatory approval for ITIL-306 or any future product candidates, such product candidates, they will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals that we receive for ITIL-306 or any future product candidates may also be subject to a risk evaluation and mitigation strategy, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.
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
If we fail to comply with applicable regulatory requirements following approval of ITIL-306 or any future product candidates, a regulatory authority may:
•issue a deficiency letter, untitled letter or warning letter asserting that we are in violation of the law;
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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize ITIL-306 or any future product candidates and harm our business, financial condition, results of operations and prospects.

Even if we obtain FDA, MHRA or EMA approval any of our product candidates in the United States or European Union, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.
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
There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the Biden administration will impact the ACA or our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In addition, Congress is considering drug pricing as part of other reform initiatives. Similar reform measures have been considered and adopted at the state level as well.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for ITIL-306 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recalls, replacements, or discontinuance of one or more of our products; and
•additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of ITIL-306 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.
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
Our resources may not be sufficient to manage our future growth; failure to properly manage our potential growth could disrupt our operations and adversely affect our business, financial condition, results of operations and prospects.
Even if we obtain funding for operations, we may fail to adequately manage our future growth. As and to the extent our development progresses, we expect to experience significant growth and change in the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. Any change in our operations may place a significant strain in our administrative, financial and operational resources, and increase demands on our management, as well as our operational and administrative systems, controls and other resources. There can be no assurances that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future; or that we will be able to successfully implement appropriate measures consistent with our growth strategy. To strategically manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit, train and retain additional personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential future growth, we may not be able to effectively manage the strategic expansion of our operations, manage our employee base or recruit, train and retain additional personnel. Our failure to properly manage our potential growth may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
If we fail to comply with the continued listing standards of the Nasdaq Global Select Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on Nasdaq under the symbol “TIL.” To maintain the listing of our common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share. The decline in the market price of our common stock resulted in Nasdaq notifying us on January 24, 2023 that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. There can be no assurance that we will regain compliance with this, or continue to be in compliance with other, Nasdaq listing criteria in the future. If the Nasdaq Global Select Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•limited availability of market quotations for our securities;
•a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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
Our stock price has been, and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the commencement, enrollment or results of our clinical trials of ITIL-306 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for ITIL-306 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•delays in or termination of clinical trials, such as the recent voluntary pause in our clinical trials and subsequent discontinuation of our ITIL-168 clinical program;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of ITIL-306 or any other product candidate;
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
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures, such as the recent reduction in our U.S. workforce to a team of approximately 15 to lead global business operations and potential reductions in our UK workforce to re-align our operating model;
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

The stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflict between Russia and Ukraine, supply chain disruptions, rising inflation and interest rate increases, recent and potential future disruptions in access to bank deposits or lending, commitments due to bank failures and potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us because pharmaceutical and biotechnology companies have experienced significant stock volatility in recent years. Recently, multiple plaintiffs' law firms publicly issued announcements stating that they are investigating potential securities law claims on behalf of our investors. Such litigation, if instituted against us, could cause us to incur substantial costs, subject us to damages or settlement awards and divert management’s attention and resources from our business, which could materially harm our reputation, business, financial condition, results of operations and prospects.

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
As of March 29, 2023, we had outstanding 130,079,097 shares of common stock.

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
Additionally, as of December 31, 2022 the holders of approximately 57.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash and cash equivalents.

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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we anticipate to be between $1.0 million and $2.0 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
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
As of our fiscal year ended December 31, 2022, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial professional fees and internal costs on accounting and finance functions and that we expend significant management efforts. Prior to our fiscal year ended December 31, 2022, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the COVID-19 pandemic or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We control and operate our manufacturing site in Manchester, United Kingdom, which consists of 13,596 total square feet of leased laboratory and office space under nine leases that expire in January, March, and July 2024.

We own and are developing our clinical and commercial manufacturing space in Tarzana, California. The total facility consists of 128,097 square feet of clinical manufacturing and commercial manufacturing space that was developed in two phases. The first phase consists of 30,517 square feet of clinical manufacturing space, which became operational in the second quarter of 2022. The second phase consists of 97,580 square feet of commercial manufacturing space, which is currently under development. We also lease 6,000 square feet of office space in Tarzana, California

Our headquarters is currently located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 42,240 square feet of laboratory and office space in Thousand Oaks, California, under a lease that expires in October 2026, and 7,257 square feet of leased laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2030 and April 2031, which in each case is subject to renewal.

We are evaluating various monetization options for the Tarzana manufacturing facility, including a potential sale or lease, as well as subleases of other facilities under lease including our Thousand Oaks laboratory space. We believe that our manufacturing facilities in the United Kingdom, along with our office space in the United States, are adequate for our current needs.
Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “TIL” since March 19, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of our Common Stock

As of March 29, 2023, there were 21 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On March 18, 2021, our Registration Statement on Form S-1, as amended (File No. 333-253620), was declared effective in connection with our initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 22, 2021.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Forward-Looking Statements” and “Risk Factors.”

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, our expectations regarding our clinical trials, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing an innovative cell therapy pipeline of autologous tumor infiltrating lymphocyte, or TIL, therapies for the treatment of patients with cancer. We have assembled an accomplished team with a successful track record in cell therapy innovation. We are developing a novel class of genetically engineered TIL therapies using our Co-Stimulatory Antigen Receptor, or CoStAR, platform. These modified CoStAR-TILs still rely on their native, patient-specific T cell receptors, or TCRs, to bind to tumor neoantigens, but have been enhanced to express novel CoStAR molecules, which bind to shared tumor-associated antigens and provide potent costimulation to T cells within the tumor microenvironment. We believe that the ability of CoStAR to augment the activation of TILs upon native TCR-mediated recognition of tumor neoantigens has the potential to bring TIL therapy to patients with cancer types that have been historically resistant to immunotherapy and increase the benefit from TIL therapy in patients with cancer types that have been historically sensitive to immunotherapy. In 2022, we submitted an investigational new drug application, or IND, for ITIL-306, our first CoStAR-TIL therapy, to the U.S. Food and Drug Administration, or FDA, and, following clearance, opened a Phase 1 dose escalation trial of ITIL-306 in non-small cell lung cancer, or NSCLC, ovarian, and renal cancers. In October 2022, we announced the successful dosing of the first patient with NSCLC in the ITIL-306 Phase 1 trial.

We were founded in August 2018. In February 2019, we entered into a license agreement with Immetayte Ltd., or Immetacyte, pursuant to which we obtained a worldwide license to Immetacyte's proprietary technology, know-how and intellectual property for the research, development, manufacture and commercialization of TIL therapies. Immetacyte had been manufacturing a TIL product under a compassionate use program since 2011.

In March 2020, we acquired 100% of the share capital of Immetacyte. We acquired Immetacyte primarily for this in-process research and development (IPR&D), which is critical to achieve our objective of developing an innovative cell therapy pipeline of autologous TIL therapies for the treatment of patients with cancer, as well as the dedicated workforce of Immetacyte. Utilizing this IPR&D, we have designed and developed our initial CoStAR construct targeting folate receptor alpha and are advancing our first CoStAR-TIL product candidate, ITIL-306, for the treatment of multiple solid tumors. We have initiated a Phase 1 clinical trial of ITIL-306 in the United States, and plan to initiate a Phase 1 clinical trial of ITIL-306 in the United Kingdom in 2023.

Since inception, we have had significant operating losses. Our net loss was $223.2 million and $156.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $424.9 million. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $260.9 million which consists of $43.7 million in cash and cash equivalents and $217.2 million in marketable securities. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Recent Developments

In May 2022, we achieved IND clearance from the FDA for a Phase 1 dose escalation study of ITIL-306 in NSCLC, ovarian cancer, and renal cell carcinoma, and we announced the successful dosing of the first patient with NSCLC in October 2022. In January 2023, we announced the consolidation of substantially all of our research and development operations, including clinical product manufacturing and clinical trial operations, to our Manchester, United Kingdom site to further extend our expected cash runway beyond 2026. We expect initial clinical data from the ITIL-306 program in 2024.

In December 2022, our Board of Directors approved a strategic reprioritization of our preclinical and clinical development programs. This decision involves reallocating resources to focus on advancing ITIL-306, our CoStAR platform, and other next-generation TIL technologies, while discontinuing our ITIL-168 development program. As part of this strategic restructuring plan, we have reduced our U.S. workforce to a team of approximately 15 individuals responsible for leading our global business operations. Additionally, we are currently concentrating our efforts with our UK workforce to re-align our operating model.
Components of Operating Results

Operating Expenses
Research and Development
Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits, and other personnel-related costs, including stock-based compensation, professional service fees and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the years ended December 31, 2022 and 2021, we did not allocate our research and development expenses by program.
We expect our future research and development expenses to change in line with our prioritization of advancing our clinical development activities for ITIL-306, our CoStAR platform, and other next-generation TIL technologies, and changes in the size of our company. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:
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

We expect our future general and administrative expenses to change in line with our prioritization of advancing our CoStAR platform and other next-generation TIL technologies, changes in the size of our company to support our research and development activities and operations generally, and the potential growth of our business. If any of our product candidates receive marketing approval, we expect to incur additional expenses related to commercialization activities.

Additionally, we expect to continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, and investor relations activities, as well as other administrative and professional services.

Restructuring and Impairment Charges

Restructuring and impairment charges consist primarily of asset impairment charges, contract terminations, severance and other employee-related costs. Restructuring and impairment charges are related to our strategic prioritization of the Company’s preclinical and clinical development programs. Our restructuring plan is designed to reduce costs and reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies. As part of the restructuring plan, our ITIL-168 development program was discontinued and we reduced our U.S. workforce by approximately 60%.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. At December 31, 2022, we maintained a full valuation allowance against net deferred tax assets for the United States and the United Kingdom. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs, since the Company’s inception, and the inability to carryback these NOLs to prior periods. Furthermore, the Company determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future. The timing and the reversal of the Company's valuation allowance will continue to be monitored.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Change
	2022	2021	$
Operating expenses:
Research and development	$141,056	$107,251	$33,805
General and administrative	62,235	48,309	13,926
Restructuring and impairment charges	23,167	—	23,167
Total operating expenses	226,458	155,560	70,898
Loss from operations	(226,458)	(155,560)	(70,898)
Interest income	3,655	80	3,575
Interest expense	(1,883)	—	(1,883)
Other expense, net	(564)	(1,275)	711
Loss before income tax expense	(225,250)	(156,755)	(68,495)
Income tax benefit (expense)	2,073	(39)	2,112
Net loss	$(223,177)	$(156,794)	$(66,383)

Research and Development Expenses
Research and development expenses were $141.1 million and $107.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in research and development expenses during this period of $33.8 million was primarily due to:

•$14.0 million in costs from an increase in headcount, consisting of $15.5 million in wages and benefits, partially offset by a decrease in stock-based compensation expense of $1.0 million and a decrease of $0.5 million for other employee-related expenses in relation to our research and development personnel;
•$8.2 million in costs related to research and clinical development activities, including from our clinical trials and expanded clinical manufacturing activities; and
•$11.6 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses.

We anticipate a reduction in our future research and development expenses as a result of discontinuing the ITIL-168 development program, implementing significant workforce reductions in the United States, and adapting to changes in our company's size.

General and Administrative Expenses
General and administrative expenses were $62.2 million and $48.3 million for the years ended December 31, 2022 and 2021, respectively. The net increase of $13.9 million was primarily due to:

•$12.0 million in costs resulting from increased headcount and personnel related costs, including increased stock-based compensation expense of $5.3 million, to support our growing business and for preparation of clinical trials;
•$1.3 million in consulting and professional service costs, mainly consisting of costs of information technology and facility consultants of $0.6 million, and costs of business operations consultants of $0.7 million; and
•$0.6 million from an increase in insurance expense and other office expenses.

We anticipate a reduction in our future general and administrative expenses as a result of discontinuing the ITIL-168 development program, implementing significant workforce reductions in the United States, and adapting to changes in our company's size. If any of our product candidates receive marketing approval, we expect to incur additional expenses related to commercialization activities.

Restructuring and Impairment Charges

Restructuring and impairment charges were approximately $23.2 million for the year ended December 31, 2022 and nil for the year ended December 31, 2021, since we did not have any restructuring and impairment charges during the prior year. The net increase of $23.2 million was primarily due to:

•$15.8 million in costs resulting from a goodwill impairment charge of $5.7 million and an in-process research and development impairment charge of $10.1 million;
•$1.9 million in costs resulting from a leasehold improvement charge of $1.2 million and a $0.7 million impairment for other fixed assets;
•$3.0 million in costs consisting of severance payments and benefits continuation costs; and
•$2.4 million in costs comprised principally of the termination of software contracts.

Interest Income, Interest Expense and Other Expense, Net

Interest income, interest expense and other expense, net were $1.2 million of income and $1.2 million of expense for the years ended December 31, 2022 and 2021, respectively. The increase of $2.4 million was primarily due to:

•$3.6 million of interest income related to our investments;
•$1.0 million from our derivative investment; and
•$0.4 million gain in other income, primarily consisting of a gain on asset disposal, net of other expenses;
•partially offset by an increase of interest expense of $1.9 million from our note payable; and
•$0.7 million of loss on foreign currency transactions.

Income Tax Expense

Income tax expense, decreased from $39 thousand expense for the year ended December 31, 2021 to $2.1 million benefit for the year ended December 31, 2022. During the year ended December 31, 2022, income tax benefit mostly consisted of deferred foreign income taxes from our operations in the United Kingdom.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $260.9 million, which consists of $43.7 million in cash and cash equivalents, and $217.2 million in marketable securities. As of December 31, 2021, we had cash and cash equivalents of $37.6 million and $416.5 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

In June 2022, our wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building, which is partially complete and is expected to reach full completion in the second quarter of 2023. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. As of December 31, 2022, the outstanding principal amount under the Loan was $74.8 million and unamortized debt issuance costs were $2.4 million.

On April 1, 2022, we filed an automatic shelf registration statement on Form S-3, or the 2022 Shelf Registration Statement. We have not yet sold and issued any securities under the 2022 Shelf Registration Statement.

In March 2021, we raised net proceeds of $339.0 million in our initial public offering, or IPO, pursuant to which we sold an aggregate of 18,400,000 shares of common stock.

In the first quarter of 2021, we raised aggregate net cash proceeds of $52.5 million from the issuance and sale of our Series C convertible preferred stock.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash and cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. We are also evaluating opportunities for a potential sale or lease of the Tarzana manufacturing site, as well as subleases of other facilities under lease, which would further extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.
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
•the timing of, and the costs involved in, obtaining regulatory approvals for ITIL-306 or any future product candidates, and the number of trials required for regulatory approval;
•the cost of manufacturing ITIL-306 or any future product candidates as well as any products we successfully commercialize;
•costs related to our manufacturing and other facilities;
•the cost of commercialization activities of our product candidates, if approved for sale, including marketing, sales and distribution costs;
•the timing, receipt and amount of sales of ITIL-306 or any future product candidates, if approved;
•the costs associated with constructing our new clinical and commercial manufacturing facility and building out lab space, as well as our ability to complete a sale or lease of our Tarzana, California facility, as well as subleases of other facilities under lease;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•any delays or issues resulting from the ongoing COVID-19 pandemic or adverse geopolitical and economic conditions.
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid at December 31, 2022, which payment is contingent on future events, was $13.3 million.
Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common shares. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, inflation, rising interest rates, the war in Ukraine and the COVID-19 pandemic. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See "Risk Factors."

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of December 31, 2022, our future minimum lease payments under committed or non-cancelable lease agreements were $8.4 million, as discussed in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our contractual obligations and commitments primarily consist of amounts we will pay to the general contractor constructing and developing land and buildings in Tarzana, California which we acquired in October 2020 for $37.6 million. We are in the process of developing this land for our U.S. operations and our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of December 31, 2022, $4.0 million was contractually committed to the development of this project.
In the normal course of business, we enter into contracts with Clinical Research Organizations, or CROs, and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. We are committed to approximately $13.5 million in future services related to clinical trial progress as of December 31, 2022.

In December 2022, the Company’s Board of Directors approved a restructuring plan to implement a strategic prioritization of the Company’s preclinical and clinical development programs. In the year ended December 31, 2022, the Company recorded aggregate restructuring and impairment charges of approximately $23.2 million related to contract termination, severance payments and other employee-related costs.

On January 30, 2023, the Company’s Board of Directors approved an expansion of its previously announced restructuring plan implementing a strategic prioritization of the Company’s preclinical and clinical development programs. The Company currently estimates that it will incur charges of up to $9.0 million in connection with the restructuring plan, consisting primarily of cash expenditures for severance payments, retention bonus payments, contract terminations and related costs, as well as non-cash expenses related to vesting of share-based awards, excluding any charges or costs associated with any potential sale of its facilities and asset impairments. The Company expects that the majority of the restructuring and impairment charges will be incurred in the next 12 months and that the execution of the restructuring will be substantially complete by the end of April 2023.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by (used in):
Cash used in operating activities	$(180,164)	$(122,138)
Cash provided by (used in) investing activities	114,541	(474,396)
Cash provided by financing activities	71,886	393,164
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,263	$(203,370)
Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2022 was $180.2 million, which consisted of the net loss of $223.2 million and a $9.6 million net change to our net operating assets and liabilities, partially offset by $52.6 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $1.8 million in accounts payable, decrease of $9.0 million in accrued expenses and other current liabilities, and a decrease of $0.4 million in prepaid expenses and other current assets, offset partially by an increase of $1.6 million in long-term liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $30.4 million, goodwill and intangible assets impairment of $15.8 million, depreciation and amortization expense of $6.0 million and change in foreign exchange measurement of $1.4 million.

Cash used in operating activities for the year ended December 31, 2021 was $122.1 million, which consisted of the net loss of $156.8 million, partially offset by $30.3 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and a $4.4 million net change to our net operating assets and liabilities. The non-cash charges primarily consisted stock-based compensation of $26.2 million, and depreciation and amortization expense of $2.8 million. The net change in our operating assets and liabilities was primarily due to an increase of $3.9 million in accounts payable, an increase of $12.0 million in accrued expenses and other current liabilities, partially offset by an increase of $5.0 million in prepaid expenses and other current assets and an increase in $6.5 million in other long-term assets.
Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2022 was $114.5 million, of which $200.3 million provided related to marketable securities, partially offset by $1.2 million used related to derivative financial instruments and $84.6 million used related to purchases of property.

Cash used in investing activities for the year ended December 31, 2021 was $474.4 million, of which $57.8 million was related to purchases of property, plant and equipment of $416.6 million was related to marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $71.9 million, which was primarily related to net cash proceeds from our note payable of $70.3 million and cash proceeds from exercise of stock options of $1.5 million.

Cash provided by financing activities for the year ended December 31, 2021 was $393.2 million, which was primarily related to net cash proceeds from our IPO of $339.0 million, net cash proceeds from the issuance of Series C convertible preferred stock of $52.5 million and cash proceeds from exercise of stock options of $1.8 million.

Contractual Obligations and Commitments

Our construction contractual obligations and commitments primarily consist of amounts we will pay to the general contractor for constructing and developing our land and buildings in Tarzana, California. As of December 31, 2022, $4.0 million was contractually committed to the development of this project.

In June 2022, our wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the "Loan") and as of December 31, 2022, the outstanding principal amount under the Loan was $74.8 million and unamortized debt issuance costs were $2.4 million.

As of December 31, 2022, we had non-cancelable purchase commitments of approximately $18.3 million consisting mainly of CROs, software and operating commitments. Additionally, future minimum lease payments under noncancellable operating leases as of December 31, 2022 totaled $8.4 million, as discussed in Note 7.

As part of our restructuring plan, as of December 31, 2022, we recorded $3.0 million related to one-time employee termination benefits and $2.4 million for contract termination, as discussed in Note 12.

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

Intangible Assets and Goodwill

Our intangible assets classified as in-process research and development or IPR&D, are composed of intangible assets acquired in a business combination and used in research and development activities that have not yet reached technological feasibility, regardless of their potential future use. The main criterion we use to determine the technological feasibility or completion of these projects is regulatory approval to market the underlying products in a relevant geographic region. However, obtaining regulatory approval is often subject to significant risks and uncertainties, which may result in the eventual realized value of the acquired IPR&D projects differing from their fair value at the date of acquisition. We classify IPR&D intangible assets acquired in a business combination as indefinite-lived until the completion or abandonment of the associated research and development efforts. Once the associated research and development activities are completed, we will assess the useful life and begin amortizing the assets to reflect their use over their remaining lives. In the event of permanent abandonment, we will write off the remaining carrying amount of the associated IPR&D intangible asset.

Our indefinite-lived IPRD intangible assets are tested at least annually for impairment, or upon the occurrence of a triggering event. The impairment test for IPR&D involves comparing the fair value of the asset, based on updated forecasts and commercial development plans, with its carrying value. Impairment is deemed to exist when the fair value of IPR&D assets is less than their carrying value.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment. We review goodwill for impairment at least annually or more frequently for triggering events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management’s assessment of the fair value of the Company’s reporting unit as compared to their related carrying value. Under the authoritative guidance issued by the Financial Accounting Standards Board, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.

Our impairment tests are based on a single operating segment and reporting unit structure. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

In December 2022, we performed a quantitative goodwill impairment test for our Immetacyte acquisition. The test was prompted by the discontinuation of the ITIL-168 development program (see Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), the realignment of our preclinical and clinical development programs and decline in our stock price. Based on the results of the test as of December 31, 2022, we determined that the carrying amount of our goodwill and intangible assets exceeded their fair value. The fair value of the IPR&D was determined through utilizing the multiperiod excess earnings method (MPEEM), which considered various factors such as future cash flows, discount rates, and market conditions. The fair value of the reporting unit was determined through an income approach, the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, a perpetual growth rate, and projected future economic and market conditions.

As a result of the analysis, we recognized a non-cash impairment charge of $15.8 million for the year ended December 31, 2022. The charge consisted of $10.1 million for IPR&D impairment and $5.7 million for goodwill impairment during the fourth quarter of 2022. These impairment charges were recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges".

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

For stock-based awards with only service conditions, we recognize stock-based compensation expense for stock-based awards on a straight-line basis over the requisite service period and account for forfeitures as they occur. For stock-based awards with performance conditions, stock-based compensation expense is not recognized until the performance condition is probable to occur. Our stock-based compensation costs are based upon the grant date fair value estimated using the Black-Scholes option pricing model. This model utilizes inputs that are highly subjective assumptions and generally require significant judgment. These assumptions include:

•Fair Value of Common Stock—Prior to our IPO in March 2021, the fair value of the shares of common stock underlying stock options had historically been determined by the Board of Directors. Because there has been no public market for the our common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in our operations, contemporaneous valuations performed by an independent third party firm, sales of our convertible preferred stock, our operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price volatility of similar public companies and the lack of marketability of our common stock, among other factors. After our IPO in March 2021, the fair value of common stock is determined using the closing price of our common stock on the Nasdaq Global Select Market.
•Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding and is determined as the average of the time-to-vesting and the contractual life of the awards.
•Expected Volatility—Since we do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of awards.
•Expected Dividend Yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
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

We are also a "smaller reporting company," as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $260.9 million which consists of $217.2 million in marketable securities as of December 31, 2022. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the period presented.
Due to the low risk profile of our investments and debt, including our interest rate swap discussed in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, a hypothetical one percentage point change in interest rates during the period presented would not have had a material impact on our financial statements included elsewhere in this report.

The Company does not believe that inflation or foreign currency exchange rate fluctuations have had a significant impact on its results of operations for any periods presents herein.

Item 8. Financial Statements and Supplementary Data.

INSTIL BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Instil Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instil Bio, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 31, 2023

We have served as the Company’s auditor since 2020.

INSTIL BIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$43,716	$37,590
Marketable securities	217,204	416,509
Prepaid expenses and other current assets	8,458	9,921
Total current assets	269,378	464,020
Property, plant and equipment, net	196,880	121,999
Operating lease right-of-use assets	12,457	—
Intangible assets	—	10,104
Goodwill	—	5,722
Other long-term assets	3,413	8,138
Total assets	$482,128	$609,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,359	$5,568
Accrued expenses and other current liabilities	30,069	34,449
Contingent consideration, current portion	360	1,341
Total current liabilities	32,788	41,358
Contingent consideration, net of current portion	7,882	10,980
Operating lease liabilities, non-current	5,171	—
Deferred tax liabilities	—	2,426
Other long-term liabilities	332	20
Loan payable	72,350	—
Total liabilities	118,523	54,784
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2022, and 2021	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 130,079,097 and 129,028,278 shares issued and outstanding as of December 31, 2022, and 2021, respectively	—	—
Additional paid-in capital	788,992	757,003
Accumulated other comprehensive loss	(493)	(87)
Accumulated deficit	(424,894)	(201,717)
Total stockholders’ equity	363,605	555,199
Total liabilities and stockholders’ equity	$482,128	$609,983

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$141,056	$107,251
General and administrative	62,235	48,309
Restructuring and impairment charges	23,167	—
Total operating expenses	226,458	155,560
Loss from operations	(226,458)	(155,560)
Interest income	3,655	80
Interest expense	(1,883)	—
Other expense, net	(564)	(1,275)
Loss before income tax expense	(225,250)	(156,755)
Income tax benefit (expense)	2,073	(39)
Net loss	(223,177)	(156,794)
Other comprehensive income (loss):
Foreign currency translation	9	246
Unrealized loss on available-for-sale securities, net	(415)	(50)
Net comprehensive loss	$(223,583)	$(156,598)
Net loss per share, basic and diluted	$(1.72)	$(1.48)
Weighted-average shares used in computing net loss per share, basic and diluted	129,512,610	105,993,230

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	70,176,046	$331,966	20,591,554	$—	$5,607	$(283)	$(44,923)	$(39,599)
Issuance of Series C convertible preferred shares at $12.58 per share	4,174,551	52,460	—	—	—	—	—	—
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	18,400,000	—	339,016	—	—	339,016
Conversion of redeemable convertible preferred stock	(74,350,597)	(384,426)	89,220,699	—	384,426	—	—	384,426
Issuance of common stock from exercises of stock options	—	—	816,025	—	1,757	—	—	1,757
Stock-based compensation	—	—	—	—	26,197	—	—	26,197
Net loss	—	—	—	—	—	—	(156,794)	(156,794)
Other comprehensive income	—	—	—	—	—	196	—	196
Balance—December 31, 2021	—	—	129,028,278	—	757,003	(87)	(201,717)	555,199
Shares of common stock issued in connection with incentive stock plan	—	—	1,050,819	—	1,548	—	—	1,548
Stock-based compensation	—	—	—	—	30,441	—	—	30,441
Net loss	—	—	—	—	—	—	(223,177)	(223,177)
Other comprehensive loss	—	—	—	—	—	(406)	—	(406)
Balance—December 31, 2022	—	$—	130,079,097	$—	$788,992	$(493)	$(424,894)	$363,605

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(223,177)	$(156,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,441	26,197
Non-cash lease expense	1,765	—
Foreign exchange remeasurement loss	1,391	710
Impairment of goodwill and intangible assets	15,826	—
Impairment of assets	1,907	—
Change in fair value of contingent consideration	(2,879)	294
Depreciation and amortization	5,987	2,752
Non-cash interest expense	(1,225)	—
Change in fair value of derivative instrument	(1,414)	—
Other, net	780	342
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(430)	(5,045)
Other long-term assets	354	(6,502)
Accounts payable	(1,806)	3,862
Operating lease liabilities	(335)	—
Long-term liabilities	1,628	—
Accrued expenses and other current liabilities	(8,977)	12,046
Net cash used in operating activities	(180,164)	(122,138)
Cash flows from investing activities:
Purchase of marketable securities	(665,046)	(1,107,565)
Maturities of marketable securities	865,350	691,000
Purchases of property, plant and equipment	(84,589)	(57,831)
Purchase of derivative financial instrument	(1,174)	—
Net cash provided by (used in) investing activities	114,541	(474,396)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	339,016
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	52,460
Proceeds from exercise of stock options	1,548	1,757
Proceeds from note payable	70,338	—
Other financing activities	—	(69)
Net cash provided by financing activities	71,886	393,164
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,263	(203,370)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(637)	(304)
Cash, cash equivalents and restricted cash—beginning of period	38,090	241,764
Cash, cash equivalents and restricted cash—end of period	$43,716	$38,090

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,068	$—

Supplemental disclosure of noncash information:
Conversion of preferred stock to common stock upon IPO	$—	$384,426
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$12,433	$15,091

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

In December 2022, the Company’s Board of Directors approved a restructuring plan (the "Plan") to implement a strategic prioritization of the Company’s preclinical and clinical development programs. As part of the Plan, the Company’s ITIL-168 development program was discontinued (see Note 12 for more details).
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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of stock valuations prior to the Company's initial public offering, the fair value of contingent consideration payable and the estimation of fair value of goodwill and in-process research and development (IPR&D) intangible assets and associated impairment charges. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial Instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company's cash and cash equivalents are held by two financial institutions in the United States ("U.S.") and one financial institution in the United Kingdom ("UK"), which management believes to be financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions. At times, the Company's deposits held in the U.S. and UK may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. During the years ended December 31, 2022 and 2021, the Company has not experienced any credit losses in such accounts or marketable securities.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision-maker in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one operating segment.

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.

Restricted cash consists of a money market account which serves as collateral for the Company’s employee corporate credit cards and is classified within other long-term assets on the consolidated balance sheet as of December 31, 2021. The Company did not have restricted cash on the consolidated balance sheet as of December 31, 2022.

The Company's short-term marketable securities have original maturities of less than a year at date of purchase. The Company classifies and accounts for marketable securities as available-for-sale securities, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains on available-for-sale securities are included in net loss in the period earned or incurred. As of December 31, 2022, marketable securities consisted of U.S. Treasury bills that the Company classifies within marketable securities on the consolidated balance sheets.

Short-term marketable securities are recorded at their estimated fair value. The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the consolidated balance sheets and a realized loss within other expense in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, there were no impairment losses for the investments.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$43,716	$37,590
Restricted cash	—	500
Cash, cash equivalents and restricted cash	$43,716	$38,090

Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company measures fair value based on a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

Property, Plant and Equipment, Net

Property, plant and equipment, with the exception of land, is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheets and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. The estimated useful lives of the Company’s property, plant and equipment are as follows:

Laboratory equipment	5 years
Manufacturing equipment	5 years
Office and computer equipment	3 years
Building	35 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

The Company owns land and buildings that it is in the process of developing for its U.S. operations. As described in Note 3, the clinical manufacturing building has been completed and is ready for its intended use. The commercial building is still in development and depreciation will commence once the commercial manufacturing facility is ready for its intended use. A variety of costs are incurred in the development of a property. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when the development project is substantially complete and placed into service to begin depreciation involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, and construction costs. When the development project is substantially complete and available for occupancy, the Company ceases capitalization of costs other than costs to improve the functionality or extend the useful lives of property, plant and equipment included as part of the project.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company's stock price and the Plan implemented on December 2, 2022 for a strategic prioritization of the Company’s preclinical and clinical development programs. The Company recognized a non-cash impairment charge of $1.9 million during the fourth quarter of 2022. The impairment charge was recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 12 for more information.

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

The Company accounts for its business combinations using the acquisition method of accounting which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date it obtains control. The Company has determined the fair value of assets acquired and liabilities assumed based upon management's estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired. The Company accounts for contingent considerations at the acquisition-date fair value as part of the consideration transferred in the transaction and remeasures at fair value for each reporting period.

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

The Company accounts for an asset acquisition by recognizing net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition; any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets and liabilities assumed based on relative fair values. Acquired IPR&D is expensed as incurred provided there is no alternative future use.

Goodwill and other Indefinite Lived Intangible Assets

Indefinite-lived intangible assets consist of goodwill and IPR&D acquired in a business combination.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually or more frequently if a triggering event occurs . The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value (see Note 12).

IPR&D assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition; initially, these are classified as IPR&D and are not subject to amortization. Once these research and development projects are completed, the asset balances are transferred from IPR&D to acquisition-related developed technology and are subject to amortization from this point forward. The Company reviews IPR&D for possible impairment annually or more frequently if events or changes in circumstances indicate that carrying amount may not be recoverable. Significant assumptions inherent in the evaluation and measurement of impairment include, but are not limited to, external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and the Company’s forecasts for specific projects (see Note 12). During the year ended December 31, 2022, there was $15.8 million in impairment of Goodwill & IPR&D recognized in the consolidated statement of operations and comprehensive loss in the line item "restructuring and impairment charges".

Grant Proceeds

The Company receives government grants in the UK for the furtherance of certain research and development projects. Grant proceeds are recognized when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant proceeds are classified as a reduction of research and development expenses. For the years ended December 31, 2022 and 2021, $1.6 million and $1.7 million, of grant proceeds were recognized in research and development expenses on the Company’s consolidated statements of operations and comprehensive loss, respectively.

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

Research and development expenses are presented net of government grants, as described above, and R&D tax and expenditure credits from the UK government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. Reimbursable R&D tax and expenditure credits were $3.1 million and $1.8 million in the years ended December 31, 2022 and 2021, respectively.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the year ended December 31, 2022, comprehensive loss consists of foreign currency translation adjustments, and unrealized loss on available-for-sale securities net of tax. For the year ended December 31, 2021, comprehensive loss consists of foreign currency translation adjustments and unrealized loss on available-for-sale securities.

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

Leases

The Company adopted the new standard Accounting Standards Updated ("ASU") No. 2016-2, Leases effective January 1, 2022 using the modified retrospective transition approach. For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its consolidated balance sheets.

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

See Note 7, Commitments and Contingencies, regarding the Company’s leases, below.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company adopted the new standard effective January 1, 2022 using the modified retrospective transition approach. Upon adoption on January 1, 2022, the Company recognized ROU assets and lease liabilities totaling $12.5 million and $7.6 million, respectively, to reflect the present value of remaining lease payments under existing lease arrangements. The Company applied the modified retrospective transition approach and did not recast prior periods. As permitted by the standard, the Company elected the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. The Company’s new accounting policies around leases are described in Leases, above, and in Note 7, Commitments and Contingencies.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief, in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12. Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and disclosures.

3. Balance Sheet Components

Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Land	$31,243	$31,243
Laboratory equipment	19,050	13,962
Buildings(1)	32,778	6,034
Office and computer equipment	4,969	2,239
Leasehold improvements	4,340	1,836
Manufacturing equipment	8,803	1,717
Vehicles	64	64
Construction work-in-progress	104,117	67,883
Total property, plant and equipment, gross	205,364	124,978
Less: accumulated depreciation	(8,484)	(2,979)
Total property, plant and equipment, net	$196,880	$121,999
______________________________________________________________
(1) Relates to a building which was developed as part of the Company’s clinical manufacturing facility in Tarzana, California. The building was placed into service and ready for its intended use as of the end of the quarter ended June 30, 2022.

For the years ended December 31, 2022 and 2021 the Company recognized depreciation expense of $6.0 million and $2.7 million, respectively, in the consolidated statements of operations and comprehensive loss.

As of December 31, 2022 the Company is in the process of developing this land for its U.S. operations and has capitalized $104.0 million in work-in-progress costs associated with this development project. The Company’s contractual commitments for this development project are limited to unreimbursed spend by the general contractor and as such, as of December 31, 2022 and 2021, $4.0 million and $63.2 million, respectively, is contractually committed to the development of this project.

During the year ended December 31, 2022, the Company capitalized $1.2 million of interest related to qualifying expenditures for construction work-in-progress for its commercial manufacturing facility, which is not ready for its intended use.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued construction costs	$12,359	$12,085
Accrued compensation and benefits	3,273	11,928
Accrued operational expenses	2,203	5,292
Accrued restructuring costs	5,434	—
Accrued research, development and clinical trial expenses	3,827	4,234
Operating lease liabilities, current	2,381	—
Current tax liabilities	—	524
Other current liabilities	592	386
Total accrued expenses and other current liabilities	$30,069	$34,449
4. Goodwill and Intangible Assets

In March 2020, the Company acquired 100% of the share capital of Immetacyte. The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. Due to the Company’s pre-commercialization stage, many of the processes and methods used in the production of TILs were still in experimental development and pre-clinical stages and as such, resulted in a $10.1 million IPR&D asset and $5.7 million in goodwill.

During December 2022, the Company realigned its preclinical and clinical development programs driven by discontinuation of its ITIL-168 development program (see Note 12). As of December 31, 2022, the Company determined that the carrying amount of its goodwill and intangible assets exceeded its fair value. The fair value was determined based on a discounted cash flow analysis, which took into account multiple factors including future cash flows, discount rates, and market conditions. As a result of this analysis, the Company recognized a non-cash impairment charge of $5.7 million for goodwill and $10.1 million for intangible assets during the fourth quarter of 2022. The impairment charge was recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$22,830	$—	$—	$22,830
U.S. Treasury bills	—	217,204	—	217,204
Derivative financial instrument	—	2,202	—	2,202
Total	$22,830	$219,406	$—	$242,236
Financial Liabilities
Contingent consideration	$—	$—	$8,242	$8,242

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$18,493	$—	$—	$18,493
U.S. Treasury bills	—	416,509	—	416,509
Total	$18,493	$416,509	$—	$435,002
Financial Liabilities
Contingent consideration	$—	$—	$12,321	$12,321

There were no transfers in or out of Level 1, 2 and 3 measurements for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 7, and is included in other long-term assets in the consolidated balance sheets.

As of December 31, 2022, the fair value of the Company's Loan (as defined in Note 7) was $69.0 million. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy (see Note 2).

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities (in thousands):

Year Ended December 31, 2022
Fair value, beginning balance	$12,321
Change in fair value	(2,879)
Development milestone achieved	(1,200)
Fair value, ending balance	$8,242

Year Ended December 31, 2021
Fair value, beginning balance	$12,277
Change in fair value	294
Development milestone achieved	(250)
Fair value, ending balance	$12,321

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

During the year of acquisition, Company determines the fair value of the contingent consideration by probability weighting scenarios of milestone achievements to determine the expected future contingent consideration payment, discounted to present value using an 8% discount rate based on the Company’s pre-tax cost of debt on the acquisition date. The probability of payments ranged from 20% to 100% and the timing of future payments ranged from 2020 to 2026. In determining the likelihood of milestone achievements which trigger payouts related to the contingent consideration, as well as the probabilities for various scenarios used in the Company’s calculations were based on internal unobservable projections.

During the year ended December 31, 2021, the change of fair value related to the contingent consideration is due to the Company recognizing a development milestone of $0.3 million, the change in present value for the passage of time, as well as expected dates and probabilities of milestone achievement revisions. During the year ended December 31, 2021, the Company recognized a development milestone achievement, which is classified as an accrued expense in other current liabilities in the consolidated balance sheets as of December 31, 2021 and subsequently paid in 2022.

During the year ended December 31, 2022, the change of fair value related to the contingent consideration is due to the Company recognizing development milestones of $1.2 million, the discontinuation of ITIL-168 development program, the change in present value for the passage of time, as well as expected dates and probabilities of milestone achievement revisions.

6. Financial Instruments

Marketable securities classified as available-for-sale at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$217,669	$—	$(465)	$217,204

	December 31, 2021
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$416,559	$—	$(50)	$416,509

As of December 31, 2022 and 2021, all marketable securities had contractual maturities less than one year, or marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases. There were $217.2 million and $416.5 million marketable securities classified as available-for-sale at December 31, 2022 and 2021, respectively.

7. Commitments and Contingencies
Operating Leases Obligations

The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, the United Kingdom and other parts of the United States. The Company's leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of ROU asset or lease liability as they are not reasonably certain to be exercised. Certain leases provide free rent, or tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease, while other tenant improvements incurred by the Company revert to the landlord at the expiration of the lease and are not assets on the Company's consolidated balance sheets.

Information related to the Company's operating ROU assets and related lease liability was as follows (in thousands, except for years and percentages):

Company's lease costs consist of the following (in thousands):

Year Ended
December 31, 2022
Short-term lease cost	$1,155
Operating lease cost	4,852
Variable lease cost	1,096
Total lease cost	$7,103

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

Year Ended
December 31, 2022
Cash paid for operating lease liabilities	$3,258

The following table summarizes the Company’s lease assets and liabilities (in thousands):

As of December 31, 2022
Operating lease right-of-use assets	$12,457
Current operating lease liabilities	$2,381
Non-current operating lease liabilities	$5,171

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of December 31, 2022
Weighted-average remaining lease term (in years)	3.29
Weighted-average discount rate	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

As of December 31, 2022
2023	$2,806
2024	2,417
2025	1,920
2026	1,272
Total future lease payments	8,415
Less: imputed interest	863
Total lease liability balance	7,552
Less: current portion of operating lease liabilities	2,381
Total operating lease liabilities, non-current	$5,171

Under ASC 840, rent expense recognized under the leases was $3.0 million for the year ended December 31, 2021.

Future minimum lease payments under noncancellable operating leases as of December 31, 2021 were as follows (in thousands):

As of December 31, 2021
2022	$2,411
2023	2,354
2024	2,215
2025	1,936
2026	1,272
Total	$10,188
Construction Commitments

The Company’s contractual commitments for the development of the Tarzana project are limited to unreimbursed spend by the general contractor and as such, as of December 31, 2022, was $4.0 million, which is contractually committed to the development of this project.

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

Debt

In June 2022, the Company’s wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company's wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”) which is partially complete. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of December 31, 2022, the outstanding principal amount under the Loan was $74.8 million and unamortized debt issuance costs were $2.4 million. The Loan is guaranteed by the Company and secured by the Property, and bears interest at one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company's effective interest rate during the year ended December 31, 2022 was approximately 7.3%. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of December 31, 2022 and 2021 as defined in the loan agreement. As of December 31, 2022, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 5.

The net carrying amount of the Loan was as follows (in thousands):

As of December 31, 2022
Principal amount	$74,755
Unamortized debt issuance cost	(2,405)
Net carrying amount	$72,350

The following table sets forth the interest expense recognized related to the Loan (in thousands):

Year Ended
December 31, 2022
Contractual interest expense	$1,302
Amortization of debt issuance cost	581
Total interest expense related to the Loan	$1,883

Indemnifications

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. No liability associated with such indemnifications was recorded as of December 31, 2022 and 2021.

Other Commitments
In the normal course of business, we enter into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2022, the Company had non-cancelable purchase commitments of approximately $18.3 million consisting mainly of contract research organizations, software and operating commitments. The Company also recorded $3.0 million in commitments elated to one-time employee termination benefits and $2.4 million in commitments for contract termination as part of the Plan (see Note 12).
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

In November 2020, the Company executed a limited recourse promissory note with its Chief Executive Officer, Bronson Crouch, in the amount of $1.1 million which was secured by a pledge of a total of 3.2 million shares of its common stock issued upon exercise of vested stock options. The note bore an interest rate of 2.5% per annum with a maturity date of the earlier of (i) five years from the date of the note or (ii) one business day prior to the filing or submission of the Company’s first registration statement covering the Company’s common stock with the SEC. The principal and interest under the note may be repaid at any time without penalty. Because the Company only had partial recourse under the promissory note, the Company deemed the note receivable to be non-substantive. As such, the note receivable was not reflected in the consolidated financial statements and the related stock transaction was recorded at the time the note receivable is settled in cash. The promissory note was fully repaid in January 2021.

On March 23, 2021, the Company completed its IPO through an underwritten sale of an aggregate of 18,400,000 shares of its common stock at a price of $20.00 per share (see Note 2).

As of December 31, 2022, the Company had outstanding 130,079,097 shares of common stock.

Preferred Stock Activity

All then outstanding shares of convertible preferred stock were converted into an aggregate of 89,220,699 shares of common stock on March 23, 2021, the closing date of the Company's IPO (see Note 2). After the completion of the IPO, the Company's current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of December 31, 2022 and 2021 there were no shares of preferred stock issued nor outstanding.
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

As of December 31, 2022, 8,095,739 shares of common stock remained available for issuance under the 2021 Plan. As of December 31, 2022, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.

The following summarizes option activity under the 2021 Plan:

	Shares Available for Grant	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2020	10,217,230	15,331,923	$0.80	9.22	$78,857
Additional Shares Authorized	8,660,000
Options granted(1)	(9,413,187)	9,413,187	$9.96
Options forfeited	390,245	(390,245)	$5.28
Options exercised(2)	—	(3,976,028)	$0.44
Balance, December 31, 2021	9,854,288	20,378,837	$5.17	8.75	$247,880
Additional Shares Authorized	—
Options granted(1)	(6,019,321)	6,019,321	$7.87
Options forfeited	4,260,772	(4,260,772)	$7.69
Options exercised	—	(1,050,819)	$1.47
Balance, December 31, 2022	8,095,739	21,086,567	$5.61	7.22	$711
Exercisable, December 31, 2022		9,925,790	$3.86	6.56	$709
Vested and expected to vest, December 31, 2022		9,925,790	$3.86	6.56	$709
______________________________________________________________
(1) Includes 295,237 and 2,519,137 stock options during the years ended December 31, 2022 and 2021, respectively, subject to only performance conditions.
(2) Excludes the exercise of 3,159,750 stock options that are subject to a limited recourse promissory note.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. There were 1,050,819 and 3,976,028 stock options exercised during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021, was $0 million and $66.3 million, respectively. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021, was $5.19 and $11.59 per share, respectively.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expense	$11,882	$12,912
General and administrative expense	18,559	13,285
Total stock-based compensation expense	$30,441	$26,197

During 2022, the Company accelerated the vesting of 36,162 options held by 36 employees. As a result of that modification, the Company recognized a reversal of compensation expense of $0.2 million for the year ended December 31, 2022.

Also during 2022, the Company extended the post-termination exercise period for 1,068,544 fully vested share options held by an employee. As a result of that modification, the Company recognized additional compensation expense of $0.1 million for the year ended December 31, 2022.

As of December 31, 2022 and 2021, there was $55.0 million and $69.5 million of total unrecognized compensation cost related to unvested stock options granted under the 2021 Plan (excluding performance awards), which is expected to be recognized over a weighted average period of 1.98 years and 2.24 years, respectively.

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022			2021
Expected term (in years)	6.10	—	6.26	5.77	—	6.24
Expected volatility	72.08%	—	74.30%	72.52%	—	89.11%
Risk-free interest rate	1.61%	—	4.21%	0.51%	—	1.44%
Fair value of common stock	$1.33	—	$13.41	$5.95	—	$26.44
Expected dividend yield	—%			—%
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

Performance Awards

During the years ended December 31, 2022 and 2021, 295,237 and 2,519,137 stock options were granted to both employees and non-employees based upon performance conditions and strategic transactions. 2022 performance grants are expected to be recognized over a weighted average period of 3.17 years, and the 2021 performance grants are expected to be recognized over a weighted average period of 2.02 years. A strategic transaction has been defined as (a) a change in control, (b) certain corporate and business goals specific to the employee's performance or employment agreement. Included in stock-based compensation expense for the year ended December 31, 2022 is $5.9 million related to awards where performance conditions were achieved. As of December 31, 2022 and 2021, the Company had $10.6 million and $21.1 million of unrecognized compensation cost relating to these performance awards, calculated using the accelerated attribution method and the grant date fair value of the awards, respectively.

Employee Stock Purchase Plan

In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Company’s Board of Directors and stockholders in March 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,237,000 shares of common stock. The number of shares reserved under the 2021 ESPP will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2022 continuing through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year and (ii) 2,474,000 shares; provided, however, that before the date of any such increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company has not yet commenced offerings to employees under the ESPP.
10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2022	2021
Stock options to purchase common stock	21,086,817	20,378,837
Total	21,086,817	20,378,837

All outstanding shares of convertible preferred stock were converted on a 1.2-for-1 conversion ratio of shares of common stock on March 23, 2021, the date of the Company's IPO (see Note 2).

11. Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(183,994)	$(154,778)
Foreign	(41,256)	(1,977)
Loss before income taxes	$(225,250)	$(156,755)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current provision for income taxes:
Domestic	$13	$—
Foreign	—	—
Total current	13	—
Deferred tax provision:
Domestic	—	18
Foreign	(2,086)	21
Total deferred	(2,086)	39
Total income tax expense (benefit)	$(2,073)	$39

The following table presents a reconciliation of the Company’s statutory federal income tax rate and effective tax rate:

	Year Ended December 31,
	2022	2021
U.S. federal taxes at statutory rate	21.0%	21.0%
Research and development tax credits	—%	0.9%
Stock-based compensation	(2.0)%	(3.1)%
Permanent differences and other	0.2%	(0.3)%
Statutory tax rate differences	1.1%	2.7%
Change in valuation allowance	(19.4)%	(21.2)%
Total	0.9%	—%

The components of deferred tax liabilities consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$58,259	$36,726
Research and development credits	4,915	4,682
Accrued compensation and benefits	352	2,364
Stock-based compensation	2,781	239
Capitalized Research and Development	20,966	505
Other temporary differences	517	1,033
Total gross deferred tax assets	87,790	45,549
Less: valuation allowance	(86,285)	(42,737)
Total deferred tax assets, net	1,505	2,812
Deferred tax liabilities:
Intangible assets	—	(2,672)
Fixed assets	(420)	(2,566)
Other	(1,085)	—
Total gross deferred tax liabilities	(1,505)	(5,238)
Net deferred tax liabilities	$—	$(2,426)

The components of unrecognized tax benefits consist of the following (in thousands):

Balance at December 31, 2021:	$2,339
Additions in 2022	—
Balance at December 31, 2022:	$2,339

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. The Company does not believe it is more likely than not that the deferred tax assets will be realized, and accordingly, the valuation allowance increased $43.5 million for the year ended December 31, 2022. As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of $225.7 million, which will carryforward indefinitely, but may only offset 80% of the Company’s taxable income. This limitation on the net operating loss may require the Company to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. In addition, the Company has $25.1 million of net operating loss carryforwards available to reduce future taxable income, for California state income tax purposes for the year ended December 31, 2022. The state net operating loss carryforwards will begin to expire, if not utilized, in 2041. The Company has R&D credits of $4.1 million, and $3.7 million for federal and California, respectively, as of December 31, 2022. The federal R&D credits expire in 2040 and the California R&D credits carryforward indefinitely.

The Company files income tax returns in the U.S. federal jurisdiction, various states where the Company has employees and/or significant business activities, and the United Kingdom. As of December 31, 2022, the Company’s federal and state returns through 2019 are still open to examination. The UK returns starting from 2016 are open to examination. The Company had uncertain tax positions as of December 31, 2021 of $2.3 million and this balance remained unchanged during December 31, 2022. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months. The Company had no accrued interest or penalties related to uncertain tax positions as of December 31, 2022.

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

12. Corporate Restructuring

In December 2022, the Company’s Board of Directors approved a the Plan to implement a strategic prioritization of the Company’s preclinical and clinical development programs. The Plan is designed to reduce costs and reallocate resources to focus on advancing the Company’s CoStimulatory Antigen Receptor (CoStAR) platform and other next-generation tumor infiltrating lymphocyte (TIL) technologies. As part of the Plan, the Company’s ITIL-168 development program was discontinued, and the Company reduced its U.S. workforce by approximately 60%.

Restructuring and Impairment Charges

As a result of the Plan, in the year ended December 31, 2022, the Company recorded restructuring and impairment charges of approximately $23.2 million within the restructuring and impairment charges line item within the consolidated statements of operations and comprehensive loss. These charges relate to asset impairments, contract terminations, severance payments and other employee-related costs incurred. The following table summarizes the restructuring and impairment charges by category (in thousands):

Year Ended December 31, 2022
Asset impairment for goodwill and intangible assets	$15,826
Asset impairment for leasehold improvements	1,202
Asset impairment for other fixed assets	705
One-time employee termination benefits	2,995
Contract terminations	2,439
Total restructuring and impairment charges	$23,167

Restructuring Liability

The restructuring liability was recorded in the consolidated balance sheets under “Accrued expenses and other current liabilities” and were measured at the amount expected amount to be paid. During the year ended December 31, 2022, the Company did not pay restructuring charges and expects to pay the majority of the restructuring cost within the next 12 months. The following table shows the liability related to the Plan (in thousands):

As of December, 31 2022
One-Time Employee Termination Benefits	$2,995
Contract Termination	2,439
Restructuring liability balance	$5,434

Corporate Restructuring Expansion Plan

On January 30, 2023, the Company’s Board of Directors approved an expansion of its previously announced restructuring plan implementing a strategic prioritization of the Company’s preclinical and clinical development programs. In connection with the expanded restructuring plan (“the Expanded Plan”), the Company will extend its previously announced U.S. reduction in force, resulting in a team of approximately 15 in the United States to lead global business operations and approximately 65 employees in the United Kingdom for research, development, clinical studies and technical operations. The reduction is expected to be substantially completed by the end of April 2023. The Expanded Plan is designed to reduce operating expenses, which is expected to preserve financial resources and extend the Company’s cash runway beyond 2026 based on the Expanded Plan as currently contemplated. In connection with the Expanded Plan, the Company expects to transition clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom. In addition, the Company is evaluating opportunities for a potential sale or lease of its Tarzana, California manufacturing site, as well as subleases of other facilities currently under lease.

The Company currently estimates that it will incur charges of up to $9.0 million in connection with the Expanded Plan, consisting primarily of cash expenditures for severance payments, retention bonus payments, contract terminations and related costs, as well as non-cash expenses related to vesting of share-based awards, excluding any charges or costs associated with any potential sale of its facilities and asset impairments, if any. The Company may incur additional costs associated with its restructuring plan. The Company expects that the majority of the restructuring charges will be incurred in the next 12 months and that the execution of the Expanded Plan will be substantially complete by the end of April 2023.

The charges that the Company expects to incur in connection with the Expanded Plan are estimates and subject to a number of assumptions, and actual results may differ materially. The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on its assessment, our management has concluded that our internal over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent public accounting firm as allowed by Section 404(b) of the Sarbanes-Oxley Act, as amended by Section 103 of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact on our internal control over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections captioned “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and "Executive Officers" in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2023, or the 2023 Proxy Statement, and is incorporated in this report by reference.

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
Item 11. Executive Compensation.

The information required by this Item will be set forth under the sections captioned “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the 2023 Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the sections captioned “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” in the 2023 Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth under the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated in this report by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40215), filed with the SEC on March 23, 2021).
4.1*	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 7, 2022).
10.1†#
Share Purchase Agreement, by and between the Registrant and Immetacyte Limited, dated March 2, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on February 26, 2021).

10.2+
2021 Equity Incentive Plan and Forms of Option Grant Notice and Agreement, Exercise Notice, Early Exercise Notice and Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on March 15, 2021).

10.3+
2018 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Exercise and Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on February 26, 2021).

10.4+	2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on March 15, 2021).
10.5+
Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on March 15, 2021).

10.6+*	Non-Employee Director Compensation Policy
10.7+
Executive Employment Agreement, by and between the Registrant and Bronson Crouch, dated as of June 2020 (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on March 15, 2021).

10.8+
Executive Employment Agreement, by and between the Registrant and Zachary Roberts, M.D., Ph.D., dated as of June 2020 (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on March 15, 2021).

10.9+
Executive Employment Agreement, by and between the Registrant and Sandeep Laumas, M.D., dated as of June 2020 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on March 15, 2021).

10.10+*	Executive Employment Agreement, by and between the Registrant and Sumita Ray, dated as of April 18, 2022.
10.11+*	Separation Agreement, by and between the Registrant and Timothy L. Moore, dated as of December 8, 2022.
10.12+*	Separation Agreement, by and between the Registrant and Zachary Roberts, M.D., Ph.D., dated as of November 11, 2022.
10.13^	Loan Agreement, by and between Complex Therapeutics LLC and OPG Hermes Investments (DE) LLC, dated June 10, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 12, 2022).
10.14^	Mezzanine Loan Agreement, by and between Complex Therapeutics Mezzanine LLC and OPG Hermes Investments (DE) LLC, dated June 10, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 12, 2022).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (Included in signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Instil Bio, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Convertible Preferred Stock and of Stockholders Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10–K Summary.

None.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTIL BIO, INC.

March 31, 2023	By:	/s/ Bronson Crouch
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bronson Crouch	Chief Executive Officer and Chairman	March 31, 2023
Bronson Crouch	(Principal Executive Officer)

/s/ Sandeep Laumas, M.D.	Chief Financial Officer and Chief Business Officer	March 31, 2023
Sandeep Laumas, M.D.	(Principal Financial and Accounting Officer)

/s/ Gwendolyn Binder, Ph.D.	Director	March 31, 2023
Gwendolyn Binder, Ph.D.

/s/ Neil Gibson, Ph.D.	Director	March 31, 2023
Neil Gibson, Ph.D.

/s/ George Matcham, Ph.D.	Director	March 31, 2023
George Matcham, Ph.D.

/s/ R. Kent McGaughy, Jr.	Director	March 31, 2023
R. Kent McGaughy, Jr.

/s/ Jack Nielsen	Director	March 31, 2023
Jack Nielsen