Form 10-Q
period 2023-03-31
Instil Bio, Inc.
filed 2023-05-11
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
130,079,097 shares of Common Stock, $0.000001 par value per share	May 9, 2023

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,350	$43,716
Marketable securities	195,845	217,204
Prepaid expenses and other current assets	9,307	8,458
Assets held for sale	7,619	—
Total current assets	240,121	269,378
Property, plant and equipment, net	180,010	196,880
Operating lease right-of-use assets	3,413	12,457
Other long-term assets	3,628	3,413
Total assets	$427,172	$482,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,349	$2,359
Accrued expenses and other current liabilities	25,217	30,069
Contingent consideration, current portion	123	360
Total current liabilities	26,689	32,788
Contingent consideration, net of current portion	7,884	7,882
Operating lease liabilities, non-current	4,184	5,171
Loan payable	77,065	72,350
Other long-term liabilities	196	332
Total liabilities	116,018	118,523
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 130,079,097 shares issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Additional paid-in capital	793,522	788,992
Accumulated other comprehensive loss	(406)	(493)
Accumulated deficit	(481,962)	(424,894)
Total stockholders’ equity	311,154	363,605
Total liabilities and stockholders’ equity	$427,172	$482,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$20,670	$39,174
General and administrative	13,222	15,112
Restructuring and impairment charges	24,554	—
Total operating expenses	58,446	54,286
Loss from operations	(58,446)	(54,286)
Interest income	2,071	97
Interest expense	(636)	—
Other expense, net	(57)	(416)
Loss before income tax expense	(57,068)	(54,605)
Income tax benefit	—	488
Net loss	(57,068)	(54,117)
Other comprehensive income (loss):
Foreign currency translation	(230)	(31)
Unrealized gain (loss) on available-for-sale securities, net	317	(323)
Net comprehensive loss	$(56,981)	$(54,471)
Net loss per share, basic and diluted	$(0.44)	$(0.42)
Weighted-average shares used in computing net loss per share, basic and diluted	130,079,097	129,119,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss) Income
Balance - December 31, 2022	130,079,097	$—	$788,992	$(493)	$(424,894)	$363,605
Stock-based compensation	—	—	4,530	—	—	4,530
Net loss	—	—	—	—	(57,068)	(57,068)
Other comprehensive income	—	—	—	87	—	87
Balance - March 31, 2023	130,079,097	$—	$793,522	$(406)	$(481,962)	$311,154

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2021	129,028,278	$—	$757,003	$(87)	$(201,717)	$555,199
Shares of common stock issued in connection with incentive stock plan	189,638	—	338	—		338
Stock-based compensation	—	—	7,493	—	—	7,493
Net loss	—	—	—	—	(54,117)	(54,117)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance - March 31, 2022	129,217,916	$—	$764,834	$(441)	$(255,834)	$508,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(57,068)	$(54,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,530	7,493
Non-cash lease expense	271	897
Foreign exchange remeasurement gain	(373)	(454)
Impairment of fixed assets	13,099	—
Impairment of right-of-use assets	7,804	—
Change in fair value of contingent consideration	(236)	(346)
Depreciation and amortization	1,776	899
Accretion on invested securities	(1,320)	—
Non-cash interest expense	624	—
Loss on disposals of property and equipment	45	—
Other, net	—	276
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(773)	(2,825)
Other long-term assets	67	(291)
Accounts payable	(980)	(3,199)
Operating lease liabilities	(446)	(456)
Accrued restructuring costs	(207)	—
Accrued expenses and other current liabilities	(1,475)	(2,928)
Net cash used in operating activities	(34,662)	(55,051)
Cash flows from investing activities:
Purchase of marketable securities	(82,005)	(252,398)
Maturities of marketable securities	105,000	350,500
Purchases of property, plant and equipment	(8,467)	(20,235)
Net cash provided by investing activities	14,528	77,867
Cash flows from financing activities:
Proceeds from exercise of stock options	—	338
Proceeds from note payable	4,467	—
Net cash provided by financing activities	4,467	338
Net (decrease) increase in cash and cash equivalents	(15,667)	23,154
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	729
Cash, cash equivalents and restricted cash—beginning of period	43,716	38,090
Cash, cash equivalents and restricted cash—end of period	$28,025	$61,973

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,479	$—

Supplemental disclosure of noncash information:
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$9,501	$10,406

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

In December 2022, the Company’s Board of Directors approved a restructuring plan (the "2022 Plan”) to implement a strategic prioritization of the Company’s preclinical and clinical development programs. As part of the restructuring plan, the Company’s ITIL-168 development program was discontinued and the Company prioritized the clinical development of its first CoStAR-TIL candidate, ITIL-306.

In January 2023, the Company’s Board of Directors approved an expansion of the 2022 Plan, and the Company expects to transition clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom (see Note 10 for more details).
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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2023 and 2022, and the results of its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

Segments

Operating segments are identified as components of an entity for which separate discrete financial information is available and that is regularly reviewed by the chief operating decision-maker in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one operating segment.

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.

Restricted cash consists of a cash reserve which serves as collateral for the Company’s construction loan and is classified within other long-term assets on the condensed consolidated balance sheet as of March 31, 2023. The Company did not have restricted cash on the condensed consolidated balance sheet as of December 31, 2022.

The Company's short-term marketable securities have original maturities of less than a year at date of purchase. The Company classifies and accounts for marketable securities as available-for-sale securities, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of March 31, 2023 and December 31, 2022, marketable securities consisted of U.S. Treasury bills.

Short-term marketable securities are recorded at their estimated fair value. The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other expense in the condensed consolidated statements of operations and comprehensive loss.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$27,350	$43,716
Restricted cash	675	—
Cash, cash equivalents and restricted cash	$28,025	$43,716
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

Assets Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal group; an active program to locate a buyer and other actions required to complete the plan to sell that assets has been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicates that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item assets held for sale in its condensed consolidated balance sheet. Refer to Notes 3 and 10.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company's stock price and the restructuring plan implemented on December 2, 2022 for a strategic prioritization of the Company's preclinical and clinical development programs. The Company recognized a non-cash impairment charge of $2.6 million during the first quarter of 2023 for leasehold improvements. The impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item "restructuring and impairment charges." See Notes 6 and 10 for more information.
Recent Accounting Pronouncements Adopted

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed consolidated financial statements.

3. Balance Sheet Components
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$31,243	$31,243
Laboratory equipment	8,759	19,050
Buildings(1)	32,778	32,778
Office and computer equipment	832	4,969
Leasehold improvements	1,366	4,340
Manufacturing equipment	2,044	8,803
Vehicles	—	64
Construction work-in-progress	108,250	104,117
Total property, plant and equipment, gross	185,272	205,364
Less: accumulated depreciation	(5,262)	(8,484)
Total property, plant and equipment, net	$180,010	$196,880

(1) Relates to a building that was developed as part of the Company’s clinical manufacturing facility in Tarzana, California. The building was placed into service and ready for its intended use as of the end of the quarter ended June 30, 2022.

Depreciation expense was $1.8 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

During the quarter ended March 31, 2023, the Company capitalized $1.1 million of interest related to qualifying expenditures for construction work-in-progress for its commercial manufacturing facility, which is not ready for its intended use.

During the quarter ended March 31, 2023, the Company had $7.6 million in assets on the condensed consolidated balance sheet meeting the criteria of held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. As a result, the Company recognized $10.5 million in impairment charges, which are recognized in the line item "restructuring and impairment charges" on the condensed consolidated statements of operations and comprehensive loss. The remaining value of $7.6 million is recognized on the condensed consolidated balance sheet under the line item "assets held for sale."
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued construction costs	$9,548	$12,359
Accrued compensation and benefits	3,271	3,273
Accrued operational expenses	1,881	2,203
Accrued restructuring costs	5,228	5,434
Accrued research, development and clinical trial expenses	2,649	3,827
Operating lease liabilities, current	2,101	2,381
Other current liabilities	539	592
Total accrued expenses and other current liabilities	$25,217	$30,069
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$21,772	$—	$—	$21,772
U.S. Treasury bills	—	195,845	—	195,845
Derivative financial instrument	—	1,833	—	1,833
Assets held for sale	$—	$—	$7,619	$7,619
Total	$21,772	$197,678	$7,619	$227,069
Financial Liabilities
Contingent consideration	$—	$—	$8,007	$8,007

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$22,830	$—	$—	$22,830
U.S. Treasury bills	—	217,204	—	217,204
Derivative financial instrument	—	2,202	—	2,202
Total	$22,830	$219,406	$—	$242,236
Financial Liabilities
Contingent consideration	$—	$—	$8,242	$8,242

There were no transfers in or out of Level 1, 2 and 3 measurements for the three months ended March 31, 2023 and the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 6, and is included in other long-term assets in the condensed consolidated balance sheets.

As of March 31, 2023, the fair value of the Company's Loan (as defined in Note 6) was $61.1 million. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.

5. Financial Instruments

Marketable securities classified as available-for-sale on March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$195,993	$—	$(148)	$195,845

	December 31, 2022
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$217,669	$—	$(465)	$217,204

As of March 31, 2023 and December 31, 2022, all marketable securities had contractual maturities less than one year; marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases.
6. Commitments and Contingencies

Operating Lease Obligations

The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, the United Kingdom and other parts of the United States. The Company's leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use ("ROU") asset or lease liability as they are not reasonably certain to be exercised. Certain leases provide free rent, or tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease, while other tenant improvements incurred by the Company revert to the landlord at the expiration of the lease and are not assets on the Company's condensed consolidated balance sheets.

Information related to the Company's operating ROU assets and related lease liability was as follows (in thousands, except for years and percentages).

The Company's lease costs consist of the following (in thousands):

Three Months Ended March 31, 2023
Operating lease cost	1,209
Variable lease cost	1,032
Total lease cost	$2,241

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

Three Months Ended March 31, 2023
Cash paid for operating lease liabilities	$875

The following table summarizes the Company’s lease assets and liabilities (in thousands):

As of March 31, 2023
Operating lease right-of-use assets	$3,413
Current operating lease liabilities	$2,101
Non-current operating lease liabilities	$4,184

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of March 31, 2023
Weighted-average remaining lease term (in years)	3.2
Weighted-average discount rate	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

As of March 31, 2023
2023 (remaining nine months)	$1,852
2024	2,092
2025	1,825
2026	1,200
Total future lease payments	6,969
Less: imputed interest	684
Total lease liability balance	6,285
Less: current portion of operating lease liabilities	2,101
Total operating lease liabilities, non-current	$4,184

Future minimum lease payments under noncancellable operating leases were (in thousands):

As of December 31, 2022
2023	$2,806
2024	2,417
2025	1,920
2026	1,272
Total	$8,415
During the quarter ended March 31, 2023, the Company entered into lease termination agreements for several office and laboratory spaces located in the United States as a part of its Plan (as defined below). As consideration for the terminations, the Company agreed to pay certain landlord's termination fees of approximately $0.4 million of which $0.2 million was paid as of March 31, 2023. The remaining liability of $0.2 million will be paid in the second quarter of 2023 and is recorded in the line item "accrued expenses and other current liabilities" on the condensed consolidated balance sheet. A loss on termination of $0.5 million is recorded in the line item "restructuring and impairment charges" (see Note 10).

During the quarter ended March 31, 2023, the Company evaluated its remaining right-of-use assets for impairment, as the restructuring plan has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and has recognized an impairment loss of $7.3 million, which is recorded in the line item "restructuring and impairment charges" in the condensed consolidated statements of operations and comprehensive loss (see Note 10).

Construction Commitments
The Company’s contractual commitments for the development of its Tarzana facility are limited to unreimbursed spend by the general contractor and as such, as of March 31, 2023, and December 31, 2022, $1.9 million and $4.0 million, respectively, is contractually committed to the development of this project.

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

Debt

In June 2022, the Company’s wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company's wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”) which is partially complete. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of March 31, 2023, the outstanding principal amount under the Loan was $79.2 million and unamortized debt issuance costs were $2.2 million. The Loan is guaranteed by the Company and secured by the Property, and bears interest at one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company's weighted average interest rate during the quarter ended March 31, 2023 was approximately 7.8%. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of March 31, 2023 and December 31, 2022 as defined in the loan agreement. As of March 31, 2023, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 4.

The net carrying amount of the liability component of the Loan was as follows (in thousands):

March 31, 2023
Principal amount	$79,222
Unamortized debt issuance cost	(2,157)
Net carrying amount	$77,065

The following table sets forth the interest expense recognized related to the Loan (in thousands):

Three Months Ended March 31, 2023
Contractual interest expense	$387
Amortization of debt issuance cost	249
Total interest expense related to the Loan	$636

Other Commitments
In the normal course of business, we enter into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. The Company also recorded $1.6 million related to one-time employee termination benefits and $2.0 million for contract termination as part of its Plan (see Note 10).
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

As of March 31, 2023, the Company had outstanding 130,079,097 shares of common stock.

Preferred Stock Activity

The Company's current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued nor outstanding.
8. Stock-Based Compensation

2021 Equity Incentive Plan

In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the initial public offering ("IPO"). The 2021 Plan was approved by the Company’s Board of Directors and stockholders in March 2021. The 2021 Plan is an equity incentive plan pursuant to which the Company may grant the following awards: (i) incentive stock options; (ii) nonstatutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; (vi) performance awards; and (vii) other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2021 Plan is a successor to the Company's 2018 Stock Incentive Plan (the “2018 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the 2018 Plan.

As of March 31, 2023, 6,091,454 shares of common stock remained available for issuance under the 2021 Plan. As of March 31, 2023, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.

Compensation expense for share-based awards is recognized over the requisite service period. The fair value of stock option awards is estimated using the Black-Scholes option-pricing model, which involves using assumptions regarding price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$158	$3,229
General and administrative expense	4,372	4,264
Total stock-based compensation expense	$4,530	$7,493
As of March 31, 2023, there was $46.4 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.1 years.

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
9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2023	2022
Stock options to purchase common stock	23,091,102	23,396,618

10. Corporate Restructuring Plan

In December 2022 and January 2023, the Company’s Board of Directors approved the Plan to implement a strategic prioritization of the Company’s preclinical and clinical development programs. The Plan is designed to reduce costs and reallocate resources to focus on advancing the Company’s CoStimulatory Antigen Receptor (CoStAR) platform and other next-generation tumor infiltrating lymphocyte (TIL) technologies. As part of the Plan, the Company’s ITIL-168 development program was discontinued, and the Company reduced its U.S. workforce by approximately 60% and its UK workforce by approximately 40% as of March 31, 2023.

On January 30, 2023, the Company’s Board of Directors approved an expansion of its previously announced restructuring plan implementing a strategic prioritization of the Company’s preclinical and clinical development programs. In connection with the expanded restructuring plan (the "2023 Plan”), the Company extended its previously announced U.S. reduction in force, resulting in a team of approximately 15 in the United States to lead global business operations. The reduction was substantially completed in April 2023. The 2023 Plan is designed to reduce operating expenses, which is expected to preserve financial resources and extend the Company’s cash runway beyond 2026. In connection with the 2023 Plan, the Company expects to transition clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom. In addition, the Company is evaluating opportunities for a potential sale or lease of its Tarzana, California manufacturing site, as well as subleases of other facilities currently under lease.

The 2022 Plan and the 2023 Plan are referred to collectively as the "Plan."

Restructuring and Impairment Charges

As a result of the Plan, in the quarter ended March 31, 2023, the Company recorded charges of approximately $24.6 million within the line item "restructuring and impairment charges" in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the restructuring and impairment charges by category for the Plan for the periods (in thousands):

Three Months Ended March 31, 2023
Asset impairment for goodwill and intangible assets	$—
Asset impairment for leasehold improvements	2,644
Asset impairment for other fixed assets	—
One-time employee termination benefits	1,762
Contract terminations	1,888
Right-of-use asset impairment	7,806
Impairment of long-lived assets held for sale	10,454
Total restructuring and impairment charges	$24,554

Restructuring Liability

The restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and were measured at the amount expected amount to be paid or was paid. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract terminations	Total
Restructuring liability ending December 31, 2022	$2,995	$2,439	$5,434
Payments	(2,970)	(893)	(3,863)
Adjustments	—	101	101
2022 Plan accrued balance	25	1,647	1,672
2023 Plan charges	1,573	1,983	3,556
Restructuring liability balance as of March 31, 2023	$1,598	$3,630	$5,228

The Company currently estimates that it will incur additional charges of up to $4.0 million in connection with the Plan, consisting primarily of cash expenditures for retention bonus payments, contract terminations and related costs, excluding non-cash expenses related to vesting of share-based awards and any charges or costs associated with any potential sale of its facilities and asset impairments, if any. The Company may incur additional costs associated with the 2023 Plan. The Company expects that the majority of the restructuring charges will be incurred by the end of 2023.

The charges that the Company expects to incur in connection with the 2023 Plan are estimates and subject to a number of assumptions, and actual results may differ materially. The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Instil Bio, Inc. and our consolidated subsidiaries.

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

In March 2020, we acquired 100% of the share capital of Immetacyte. We acquired Immetacyte primarily for this in process research and development (IPR&D), which is critical to achieve our objective of developing an innovative cell therapy pipeline of autologous TIL therapies for the treatment of patients with cancer, as well as the dedicated workforce of Immetacyte. Utilizing this IPR&D, we have designed and developed our initial CoStAR construct targeting folate receptor alpha and are advancing our first CoStAR-TIL product candidate, ITIL-306, for the treatment of multiple solid tumors. We have initiated a Phase 1 clinical trial of ITIL-306 in the United States, and plan to initiate a Phase 1 clinical trial of ITIL-306 in the United Kingdom in 2023.
Since inception, we have had significant operating losses. Our net loss was $57.1 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $482.0 million. As of March 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $223.9 million, which consists of $27.4 million in cash and cash equivalents, $0.7 million in restricted cash and $195.8 million in marketable securities. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.
Components of Operating Results

Operating Expenses
Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees, and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the three months ended March 31, 2023 and March 31, 2022, we did not allocate our research and development expenses by program.
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
The process of conducting the necessary clinical research to obtain regulatory approval from the FDA, MHRA or other agency is costly and time consuming and the successful development of product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this Quarterly Report titled “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.
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

Restructuring and Impairment Charges

Restructuring and impairment charges consist primarily of asset impairment charges, contract terminations, severance and other employee-related costs. Restructuring and impairment charges are related to our strategic prioritization of the Company’s preclinical and clinical development programs. Our restructuring plan was designed to reduce costs and reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies. As part of the restructuring plan, our ITIL-168 development program was discontinued, we expect to transition clinical manufacturing and trial operations of ITIL-306 to the United Kingdom, and we reduced our U.S. workforce by approximately 60% and our UK workforce by approximately 40% as of March 31, 2023.

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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. We maintain full valuation allowance against net deferred tax assets for the United States and the United Kingdom. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs, since the Company’s inception, and the inability to carryback these NOLs to prior periods. Furthermore, the Company determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future. The timing and the reversal of the Company's valuation allowance will continue to be monitored.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$
Operating expenses:
Research and development	$20,670	$39,174	$(18,504)
General and administrative	13,222	15,112	(1,890)
Restructuring and impairment charges	24,554	—	24,554
Total operating expenses	58,446	54,286	4,160
Loss from operations	(58,446)	(54,286)	(4,160)
Interest income	2,071	97	1,974
Interest expense	(636)	—	(636)
Other expense, net	(57)	(416)	359
Loss before income tax expense	(57,068)	(54,605)	(2,463)
Income tax benefit	—	488	(488)
Net loss	$(57,068)	$(54,117)	$(2,951)

Research and Development Expenses
Research and development expenses were $20.7 million and $39.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in research and development expenses during this period of $18.5 million was primarily due to:

•$11.7 million decrease in costs from reduced headcount, consisting primarily of a decrease of $8.3 million in wages and benefits, $3.1 million in stock-based compensation expense and $0.3 million for other employee-related expenses in relation to our research and development personnel;
•$5.7 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$1.1 million decrease in expenses related to facilities and overhead, depreciation and amortization, and other expenses due to strategic reductions made in these areas.

We anticipate our research and development expenses to decrease generally as a result of implementing significant workforce reductions, adapting to changes in our company's size, and transitioning our clinical manufacturing and trial operations of ITIL-306 to our facilities in the United Kingdom.
General and Administrative Expenses
General and administrative expenses were $13.2 million and $15.1 million for the three months ended March 31, 2023 and 2022, respectively. The net decrease of $1.9 million was primarily due to:

•$1.0 million decrease in costs mainly due to a decrease in wages of $0.3 million, a decrease of travel and entertainment and recruiting expenses of $0.8 million, offset by an increase in stock based compensation expense of $0.1 million;
•$0.5 million decrease of consulting and professional services costs, mainly consisting of a decrease in costs of information technology consultants of $0.6 million, offset by an increase of business operations consultants of $0.1 million; and

•$0.4 million decrease in insurance expense and other office expenses.

We anticipate our general and administrative expenses to decrease generally as a result of implementing significant workforce reductions, adapting to changes in our company's size, and transitioning our operations to the United Kingdom. If any of our product candidates receive marketing approval, we expect to incur additional expenses related to commercialization activities.

Restructuring and Impairment Charges

Restructuring and impairment charges were approximately $24.6 million for the three months ended March 31, 2023. We did not incur any such charges in the three months ended March 31, 2022 The net increase of $24.6 million was primarily due to:

•$10.5 million in costs during the current reporting period, as a result of impairments of assets held for sale;
•$7.8 million in costs from impairments of right-of-use assets;
•$2.6 million in costs resulting from a leasehold improvement impairments;
•$1.8 million in costs consisting of severance payments and benefits continuation costs; and
•$1.9 million in costs consisting of termination of contracts.

Interest Income, Interest Expense and Other Expense, Net

Interest income, interest expense and other expense, net were $1.4 million of income and $0.3 million of expense for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.7 million was primarily due to:

•$2.0 million of interest income related to our investments;
•$0.8 million gain on foreign currency transactions, offset by
•$0.4 million loss from our derivative investment;
•$0.6 million of interest expense from our note payable, and
•$0.1 million of other losses.

Income Tax Benefit

Income tax benefit decreased from $0.5 million benefit for the three months ended March 31, 2022 to nil for the three months ended March 31, 2023. We maintain full valuation allowance on the net deferred tax assets for the United States and the United Kingdom as we have concluded that it is more likely than not that we will not realize our deferred tax assets.
Liquidity and Capital Resources

Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of March 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $223.9 million, which consists of $27.4 million in cash and cash equivalents, $0.7 million in restricted cash and $195.8 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Prior to our initial public offering (“IPO”), we funded our operations primarily through the issuance and sale of convertible preferred stock. From our inception through March 2021, we raised net cash proceeds of $380.1 million from the issuance and sale of our convertible preferred stock.

In March 2021, we raised net proceeds of $339.0 million in our IPO, pursuant to which we sold an aggregate of 18,400,000 shares of common stock.

In June 2022, our wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building, which is partially complete and expected to reach full completion in the second quarter of 2023. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. As of March 31, 2023, the outstanding principal amount under the Loan was $79.2 million and unamortized debt issuance costs were $2.2 million.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. We are also evaluating opportunities for a potential sale or lease of the Tarzana manufacturing site, as well as subleases of other facilities under lease, which would further extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, we may not be successful in securing a sale or lease of the Tarzana facility on favorable terms, or at all and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.
We use our cash to fund operations, primarily to fund our research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly as we advance our product candidates into later stages of development and conduct larger clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:

•the scope, rate of progress, costs and results of our clinical and preclinical development activities, the results of our discussions with the MHRA, the FDA and other regulatory agencies, and the related investigation into our manufacturing process;
•the number and characteristics of any additional product candidates we develop or acquire;
•the timing of, and the costs involved in, obtaining regulatory approvals for ITIL-306 or any future product candidates, and the number of trials required for regulatory approval;
•the cost of manufacturing ITIL-306 or any future product candidates, as well as any products we successfully commercialize;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•any delays or issues resulting from the impact of the COVID-19 pandemic or adverse geopolitical and economic conditions.
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid at March 31, 2023, which payment is contingent on future events, was $13.3 million.
Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, inflation, rising interest rates, the war in Ukraine, current and potential future bank failures and the COVID-19 pandemic. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See "Risk Factors."

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of March 31, 2023, our future minimum lease payments under committed or non-cancelable lease agreements were $7.0 million.

Our contractual obligations and commitments primarily consist of amounts we will pay to the general contractor constructing and developing land and buildings in Tarzana, California, which we acquired in October 2020 for $37.6 million. We are in the process of developing this land, and our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of March 31, 2023, $1.9 million was contractually committed to the development of this project.

In December 2022, the Company’s Board of Directors approved a restructuring plan to implement a strategic prioritization of the Company’s preclinical and clinical development programs. On January 30, 2023, the Company’s Board of Directors approved an expansion of its previously announced restructuring plan implementing a strategic prioritization of the Company’s preclinical and clinical development programs and transition of clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom.

During the three months ended March 31, 2023, the Company recorded aggregate restructuring and impairment charges of approximately $24.6 million related to contract termination, asset impairments, severance payments and other employee-related costs. The Company currently estimates that it will incur charges of up to $4.0 million in connection with the restructuring plan, consisting primarily of cash expenditures for severance payments, retention bonus payments, contract terminations and related costs, as well as non-cash expenses related to vesting of share-based awards, excluding any charges or costs associated with any potential sale of its facilities and asset impairments. The Company expects that the majority of the restructuring charges will be substantially incurred by the end of 2023.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Cash used in operating activities	$(34,662)	$(55,051)
Cash provided by investing activities	14,528	77,867
Cash provided by financing activities	4,467	338
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,667)	$23,154
Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $34.7 million, which consisted of the net loss of $57.1 million and a $3.8 million net change to our net operating assets and liabilities, partially offset by $26.2 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $1.0 million in accounts payable, a decrease of $1.7 million in accrued expenses and other current liabilities, and an increase of $0.8 million in prepaid expenses and other current assets, an increase of $0.1 million in other long-term assets, and a decrease of $0.4 million on operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation of $4.5 million, impairment of fixed assets of $13.1 million, impairment of right-of-use assets of $7.8 million, depreciation and amortization expense of $1.8 million, non-cash lease expense of $0.3 million, and non-cash interest expense of $0.6 million, offset by accretion on invested securities of $1.3 million, change in fair value of contingent consideration of $0.2 million and change in foreign exchange remeasurement of $0.4 million.

Cash used in operating activities for the three months ended March 31, 2022 was $55.1 million, which consisted of the net loss of $54.1 million, partially offset by $8.8 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities and a $9.7 million net change to our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $7.5 million, and depreciation and amortization expense of $0.9 million. The net change in our operating assets and liabilities was primarily due to an increase of $3.2 million in accounts payable, partially offset by a decrease of $2.9 million in accrued expenses and other liabilities, an increase of $2.8 million in prepaid expenses and other current assets and an increase of $0.7 million in other long-term assets and operating lease liabilities.
Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $14.5 million, of which $23.0 million was related to marketable securities, partially offset by $8.5 million used related to purchases of property.

Cash used in investing activities for the three months ended March 31, 2022 was $77.9 million, of which $98.1 million was related to marketable securities, offset by $20.2 million used related to purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $4.5 million, which was primarily related to cash proceeds from our note payable of $4.5 million.

Cash provided by financing activities for the three months ended March 31, 2022 was $0.3 million, which was primarily related to cash proceeds from exercise of stock options.

Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us is included in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash, cash equivalents, restricted cash and marketable securities of $223.9 million, which consists of $27.4 million in cash and cash equivalents, $0.7 million in restricted cash and $195.8 million in marketable securities as of March 31, 2023. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the period presented.
Due to the low risk profile of our investments and debt, including our interest rate swap discussed in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, a hypothetical one percentage point change in interest rates during the period presented would not have had a material impact on our financial statements included elsewhere in this Quarterly Report.

The Company does not believe that inflation or foreign currency exchange rate fluctuations have had a significant impact on its results of operations for any periods presents herein.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $57.1 million and $54.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $482.0 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date, as well as $4.5 million from our construction loan, as of March 31, 2023. We have no products approved for commercialization and have never generated any revenue from product sales.

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

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, we recently implemented a strategic reprioritization of our preclinical and clinical development programs to reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies and discontinue our ITIL-168 development program. As part of this strategic restructuring plan, we reduced our U.S. workforce to a team of approximately 15 to lead global business operations and reduced our UK workforce to re-align our operating model. Furthermore, as part of the restructuring plan, we are transitioning our clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom. We may experience unforeseen delays or other challenges in effectuating this transition overseas, which could adversely impact our clinical trial plans, timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. We will need to develop commercial capabilities, and we may not be successful in doing so.

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
As of March 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $223.9 million, which consists of $27.4 million in cash and cash equivalents, $0.7 million in restricted cash and $195.8 million in marketable securities. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. For instance, we may not achieve all the expected cost savings of our strategic restructuring plan, and we may expend more capital than expected in connection with the transition of our clinical manufacturing and trial operations of ITIL-306 to the United Kingdom. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from global health crises such as the COVID-19 pandemic, the ongoing armed conflict between Russia and Ukraine, rising inflation and interest rate increases, current and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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
We have suffered and in the future could suffer additional losses due to impairment charges, including as a result of being unsuccessful in completing a sale or lease of our Tarzana, California manufacturing facility, or, if we are successful, the assets being sold for less than our carrying value.

To date, we have recorded impairment losses on long-lived assets associated with a sustained decrease in our stock price and the restructuring plan implemented in December 2022 for a strategic prioritization of our preclinical and clinical development programs. As a result of the restructuring plan, in the quarter ended March 31, 2023 we recorded aggregate restructuring and impairment charges of approximately $24.6 million related to contract termination, asset impairments, severance payments and other employee-related costs. This amount includes our Tarzana, California manufacturing facility that we identified and classified as held for sale, which is reflected at the lower of carrying value or fair value less costs to sell, which resulted in $10.5 million in impairment charges and a remaining value of $7.6 million being classified as assets held for sale. We also determined that right-of-use assets were impaired, as the restructuring plan has resulted in a cessation of use for several of our locations under lease, and we recognized an impairment loss of $7.3 million. We currently estimate that we will incur additional charges of up to $4.0 million in connection with the restructuring plan, although this estimated amount does not include any non-cash charges associated with stock-based compensation or any charges or costs associated with any potential sale of our Tarzana, California facility and asset impairments, if any. The charges that we currently estimate incurring in connection with the restructuring plan are estimates only and are subject to a number of assumptions, and actual results may differ materially, and we may incur additional costs associated with the restructuring plan.

We are evaluating opportunities for a potential sale or lease of our Tarzana, California manufacturing site, as well as subleases of other facilities currently under lease; however, we can provide no assurances that we will successfully sell or lease our Tarzana facility or enter into subleases of our other facilities, that we will do so in accordance with our expected timeline or that we will recover their carrying value. The process of pursuing the plan to sell, lease or sublease these facilities may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected and may result in additional non-cash impairment charges. Any potential transactions, and the related valuations, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms. Such impairments or losses have in the past and could in the future materially affect our reported net earnings, business, financial condition, results of operations, cash flows or stock price.

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
Because ITIL-306 and any future product candidates developed from our CoStAR platform, represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
Human immunotherapy products are a new category of therapeutics, and to date, no TIL therapies have been approved by the FDA, MHRA, EMA or other foreign regulatory authorities. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA, MHRA, EMA or other regulatory authorities will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products or that the data generated in these trials will be acceptable to such authorities to support marketing approval. Regulatory authorities may take longer than usual to come to a decision on any BLA or other comparable application that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. Regulatory agencies may also require that we conduct additional post-marketing studies or implement risk management programs, such as Risk Evaluation and Mitigation Strategies, or REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.
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
We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. For example, in October 2022 we paused enrollment in our then ongoing clinical trials to conduct manufacturing analysis and implement corrective and preventative actions.
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
All of our product candidates are in clinical and preclinical development and their risk of failure is high. While we ultimately resumed our clinical trial of ITIL-306 after a voluntary pause following the observation of decreased rates of successful manufacturing of our former product candidate ITIL-168, there can be no assurance that we will not in the future observe decreased rates of successful manufacture of drug product for our product candidates or other manufacturing issues, which may lead to further delays or failure in the development of our product candidates, including ITIL-306, greater than expected expenses, or the redesign or restart of our clinical trials. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
For example, in October 2022, we notified the FDA and other regulatory agencies that an unplanned review of the data for the initial patients that had been dosed with ITIL-168 in the DELTA-1 trial was conducted in order to review risk-benefit. This review was inconclusive because the response data were not mature. Subsequently, the Data Safety Monitoring Board’s prespecified review found no safety concerns. We voluntarily paused our clinical trials to conduct an end-to-end analysis of our manufacturing processes, and after an analysis of the potential scenarios to restart and complete a registration-enabling cohort in advanced melanoma in DELTA-1, we determined to discontinue our ITIL-168 clinical development program.

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

To date, we have not completed any clinical trials required for the approval of our product candidates. We may experience delays in conducting any clinical trials and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, MHRA, EMA or other regulatory authorities on our clinical development program, and such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had only limited discussions with the FDA, MHRA and EMA regarding clinical development programs or regulatory approval for any product candidate within the United States, European Union and United Kingdom, respectively. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.
Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, MHRA, EMA or other comparable foreign regulatory agencies, that such product candidates are safe, pure and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA, MHRA, EMA or other regulatory agency may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.
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
•we may not be able to achieve or maintain third-party payor coverage and adequate reimbursement
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties; and
•our reputation and physician or patient acceptance of our products may suffer.

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
We are early in our development efforts for our product candidates, and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are early in the process of conducting our first multi-center clinical trials with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing regulatory submissions and have not previously submitted a BLA for any product candidate. We have only previously treated patients with our TIL product in a compassionate use program in the United Kingdom with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, and only recently dosed the first patient in our clinical trial for ITIL-306. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. We may also fail to receive clearance from the MHRA to initiate our planned ITIL-306 clinical trial in the United Kingdom in 2023. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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
Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
•the severity and difficulty of diagnosing the disease under investigation
•the eligibility and exclusion criteria for the trial in question;
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
We are currently pursuing a potential clinical trial in the United Kingdom, and we may choose to conduct other clinical trials outside the United States, including in the United Kingdom, Australia, Canada, Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Our business and operations may be adversely affected by the effects of disease outbreaks, epidemics and pandemics, including the COVID-19 global pandemic.
Our business and operations may be adversely affected by the effects of disease outbreaks, epidemics and pandemics, including the COVID-19 pandemic. Disease outbreaks may result in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union, remote work policies or other restrictions on the conduct of business operations, which may negatively impact productivity and disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.
Although our clinical trials have not been impacted by the COVID-19 pandemic to date, we may experience related disruptions as a result of disease outbreaks, epidemics or pandemics in the future that could severely impact our clinical trials, including:
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
•changes in local regulations as part of a disease outbreak response that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•refusal of the FDA, MHRA, EMA or other regulatory agency to accept data from clinical trials in these affected geographies.

The potential economic impact brought by, and the duration of, any disease outbreak, endemic or pandemic may be difficult to assess or predict. The COVID-19 pandemic resulted in significant disruption of global financial markets, and disease outbreaks, including the COVID-19 pandemic, could in the future reduce our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from a disease outbreak or otherwise could materially affect our business and the value of our common stock.

Moreover, the COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence, infectiousness and severity of new variants, travel restrictions, quarantines and social distancing in the United States and other countries, business closures or business disruptions, global supply challenges, and the effectiveness of actions in the United States and other countries to contain and treat the disease. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent the new effects of the continuing COVID-19 pandemic, or any future disease outbreak, epidemic or pandemic, adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
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
Our current operations are primarily concentrated in one location. We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our operations are primarily concentrated in our manufacturing facilities and research labs located in Manchester, United Kingdom. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevents us from using all or a significant portion of our manufacturing facilities, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) proprietary, confidential and sensitive data, including personal data (such as health-related data), data we collect about trial participants in connection with clinical trials, intellectual property sensitive third-party data and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive information and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.
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
We intend to engage CROs and other third parties to conduct our planned preclinical studies or clinical trials and to monitor and manage data. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by the public health emergencies such as the COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO or clinical site or other vendor staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.
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
•analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives; and
•laws, regulations, and industry standards governing data privacy and security, including laws requiring data to be localized or limiting the transfer of personal data to other countries, data breach notification laws, and personal data privacy laws, such as the UK GDPR, which imposes strict requirements on the processing of personal data, the CCPA, which requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, and comprehensive privacy laws of other states such as Virginia and Colorado.

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
As of May 9, 2023, we had outstanding 130,079,097 shares of common stock.
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
Additionally, as of March 31, 2023 the holders of approximately 57.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K each year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs on accounting and finance functions and that we expend significant management efforts. Prior to our fiscal year ended December 31, 2022, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.
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

There has been no material change in the actual use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 22, 2021.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.
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

10.1*+	Retention Bonus Agreement, by and between the Registrant and Bronson Crouch, dated as of February 22, 2023
10.2*+	Retention Bonus Agreement, by and between the Registrant and Sandeep Laumas, M.D. dated as of February 22, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Preferred Stock and of Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

May 11, 2023	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)