Form 10-Q
period 2023-06-30
Instil Bio, Inc.
filed 2023-08-14
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
130,079,097 shares of Common Stock, $0.000001 par value per share	August 10, 2023

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,764	$43,716
Marketable securities	179,935	217,204
Prepaid expenses and other current assets	12,456	8,458
Assets held for sale	6,432	—
Total current assets	220,587	269,378
Property, plant and equipment, net	181,469	196,880
Operating lease right-of-use assets	3,155	12,457
Other long-term assets	3,099	3,413
Total assets	$408,310	$482,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,160	$2,359
Accrued expenses and other current liabilities	16,097	30,069
Contingent consideration, current portion	120	360
Total current liabilities	18,377	32,788
Contingent consideration, net of current portion	8,041	7,882
Operating lease liabilities, non-current	3,698	5,171
Loan payable	81,516	72,350
Other long-term liabilities	162	332
Total liabilities	111,794	118,523
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2023, and December 31, 2022	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 130,079,097 shares issued and outstanding as of June 30, 2023, and December 31, 2022	—	—
Additional paid-in capital	797,935	788,992
Accumulated other comprehensive loss	(795)	(493)
Accumulated deficit	(500,624)	(424,894)
Total stockholders’ equity	296,516	363,605
Total liabilities and stockholders’ equity	$408,310	$482,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$8,459	$41,500	$29,129	$80,674
General and administrative	11,518	17,224	24,740	32,336
Restructuring and impairment charges	1,010	—	25,564	—
Total operating expenses	20,987	58,724	79,433	113,010
Loss from operations	(20,987)	(58,724)	(79,433)	(113,010)
Interest income	2,287	486	4,358	583
Interest expense	(590)	(331)	(1,226)	(331)
Other income (expense), net	628	(1,032)	571	(1,448)
Loss before income tax benefit	(18,662)	(59,601)	(75,730)	(114,206)
Income tax benefit	—	609	—	1,097
Net loss	(18,662)	(58,992)	(75,730)	(113,109)
Other comprehensive loss:
Foreign currency translation	(211)	220	(441)	189
Unrealized (loss) gain on available-for-sale securities, net	(178)	(336)	139	(659)
Net comprehensive loss	$(19,051)	$(59,108)	$(76,032)	$(113,579)
Net loss per share, basic and diluted	$(0.14)	$(0.46)	$(0.58)	$(0.88)
Weighted-average shares used in computing net loss per share, basic and diluted	130,079,097	129,367,833	130,079,097	129,244,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss) Income
Balance - December 31, 2022	130,079,097	$—	$788,992	$(493)	$(424,894)	$363,605
Stock-based compensation	—	—	4,530	—	—	4,530
Net loss	—	—	—	—	(57,068)	(57,068)
Other comprehensive income	—	—	—	87	—	87
Balance - March 31, 2023	130,079,097	—	793,522	(406)	(481,962)	311,154
Stock-based compensation	—	—	4,413	—	—	4,413
Net loss	—	—	—	—	(18,662)	(18,662)
Other comprehensive loss	—	—	—	(389)	—	(389)
Balance - June 30, 2023	130,079,097	$—	$797,935	$(795)	$(500,624)	$296,516

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2021	129,028,278	$—	$757,003	$(87)	$(201,717)	$555,199
Shares of common stock issued in connection with incentive stock plan	189,638	—	338	—	—	338
Stock-based compensation	—	—	7,493	—	—	7,493
Net loss	—	—	—	—	(54,117)	(54,117)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance - March 31, 2022	129,217,916	—	764,834	(441)	(255,834)	508,559
Shares of common stock issued in connection with incentive stock plan	332,381	—	565	—	—	565
Stock-based compensation	—	—	8,316	—	—	8,316
Net loss	—	—	—	—	(58,992)	(58,992)
Other comprehensive loss	—	—	—	(116)	—	(116)
Balance - June 30, 2022	129,550,297	$—	$773,715	$(557)	$(314,826)	$458,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(75,730)	$(113,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,943	15,816
Non-cash lease expense	115	826
Foreign exchange remeasurement (gain) loss	(723)	1,477
Impairment of fixed assets	14,020	—
Impairment of right-of-use assets	7,596	—
Change in fair value of contingent consideration	(81)	(963)
Depreciation	2,767	1,949
Accretion on invested securities	(2,898)	(212)
Non-cash interest expense	629	331
Loss on disposals of property and equipment	335	203
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,501)	(4,608)
Other long-term assets	(1,017)	(1,454)
Accounts payable	(227)	915
Operating lease liabilities	(539)	(96)
Accrued restructuring costs	(1,879)	—
Accrued expenses and other current liabilities	(4,032)	(3,386)
Net cash used in operating activities	(54,222)	(102,311)
Cash flows from investing activities:
Purchase of marketable securities	(178,494)	(472,082)
Maturities of marketable securities	218,800	576,000
Purchases of property, plant and equipment	(15,447)	(46,378)
Purchase of derivative financial instrument	—	(1,174)
Net cash provided by investing activities	24,859	56,366
Cash flows from financing activities:
Proceeds from exercise of stock options	—	903
Proceeds from note payable	8,669	50,059
Net cash provided by financing activities	8,669	50,962
Net (decrease) increase in cash and cash equivalents and restricted cash	(20,694)	5,017
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	(144)
Cash, cash equivalents and restricted cash—beginning of period	43,716	38,090
Cash, cash equivalents and restricted cash—end of period	$22,925	$42,963
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,154	$—
Supplemental disclosure of noncash information:
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$4,815	$13,274

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

In December 2022, the Company’s Board of Directors approved a restructuring plan (the "2022 Plan") to implement a strategic prioritization of the Company’s preclinical and clinical development programs. As part of the restructuring plan, the Company’s ITIL-168 development program was discontinued and the Company prioritized the clinical development of its first CoStAR-TIL candidate, ITIL-306.
On January 30, 2023, the Company’s Board of Directors approved an expansion of the 2022 Plan, and the Company transitioned clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom (see Note 10 for more details).
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of convertible preferred stock and stockholders' equity for the three and six months ended June 30, 2023 and 2022, and the results of its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
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
Restricted cash consists of a cash reserve which serves as collateral for the Company’s construction loan and is classified within Prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2023. The Company did not have restricted cash on the consolidated balance sheet as of December 31, 2022.
The Company's short-term marketable securities have original maturities of less than a year at date of purchase. The Company classifies and accounts for marketable securities as available-for-sale securities, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of June 30, 2023 and December 31, 2022, marketable securities consisted of U.S. Treasury bills.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$21,764	$43,716
Restricted cash	1,161	—
Cash, cash equivalents and restricted cash	$22,925	$43,716
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
Assets Held for Sale
The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal group; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan to sell have been initiated.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less costs to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company's stock price and the restructuring plan implemented on December 2, 2022 for a strategic prioritization of the Company's preclinical and clinical development programs. The Company recognized a non-cash impairment charge of nil and $2.6 million during the three and six months ended June 30, 2023, respectively, for leasehold improvements. The impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item "restructuring and impairment charges." See Notes 6 and 10 for more information.
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

3. Balance Sheet Components
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$31,243	$31,243
Laboratory equipment	8,219	19,050
Buildings(1)	33,245	32,778
Office and computer equipment	838	4,969
Leasehold improvements	1,395	4,340
Manufacturing equipment	2,001	8,803
Vehicles	—	64
Construction work-in-progress	110,042	104,117
Total property, plant and equipment, gross	186,983	205,364
Less: accumulated depreciation	(5,514)	(8,484)
Total property, plant and equipment, net	$181,469	$196,880

(1) Relates to a building that was developed as part of the Company’s clinical manufacturing facility in Tarzana, California. The building was placed into service and ready for its intended use as of June 30, 2022.

Depreciation expense was $1.0 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and was $2.8 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.
During the three and six months ended June 30, 2023, the Company capitalized $1.3 million and $2.4 million, respectively, of interest related to qualifying expenditures for construction work-in-progress for its commercial manufacturing facility, which is not ready for its intended use.
As of June 30, 2023, the Company had $6.4 million in assets on the condensed consolidated balance sheet meeting the criteria of held for sale. These assets are recognized at the lower of cost or fair value less costs to sell using a market approach. The fair values of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. As a result, during the three and six months ended June 30, 2023, the Company recognized $1.2 million and $11.7 million in impairment charges, respectively, which are recognized in the line item "restructuring and impairment charges" on the condensed consolidated statements of operations and comprehensive loss.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued construction costs	$4,815	$12,359
Accrued compensation and benefits	2,567	3,273
Accrued operational expenses	792	2,203
Accrued restructuring costs	3,555	5,434
Accrued research, development and clinical trial expenses	2,145	3,827
Operating lease liabilities, current	1,884	2,381
Other current liabilities	339	592
Total accrued expenses and other current liabilities	$16,097	$30,069
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$15,718	$—	$—	$15,718
U.S. Treasury bills	—	179,935	—	179,935
Derivative financial instrument	—	2,082	—	2,082
Total	$15,718	$182,017	$—	$197,735
Financial Liabilities
Contingent consideration	$—	$—	$8,161	$8,161

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$22,830	$—	$—	$22,830
U.S. Treasury bills	—	217,204	—	217,204
Derivative financial instrument	—	2,202	—	2,202
Total	$22,830	$219,406	$—	$242,236
Financial Liabilities
Contingent consideration	$—	$—	$8,242	$8,242
There were no transfers in or out of Level 1, 2 and 3 measurements for the six months ended June 30, 2023 and the year ended December 31, 2022. As of June 30, 2023 and December 31, 2022, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 6, and is included in other long-term assets in the condensed consolidated balance sheets.
As of June 30, 2023, the fair value of the Company's Loan (as defined in Note 6) was $69.0 million. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
5. Financial Instruments

Marketable securities classified as available-for-sale on June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$180,261	$—	$(326)	$179,935

	December 31, 2022
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$217,669	$—	$(465)	$217,204

As of June 30, 2023 and December 31, 2022, all marketable securities had contractual maturities less than one year; marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases.
6. Commitments and Contingencies

Operating Lease Obligations

The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, and the United Kingdom. The Company's leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right of use asset or lease liability as they are not reasonably certain to be exercised. Certain leases provide free rent, or tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease, while other tenant improvements incurred by the Company revert to the landlord at the expiration of the lease and are not assets on the Company's condensed consolidated balance sheets.

Information related to the Company's operating right of use assets and related lease liability was as follows (in thousands, except for years and percentages):

The Company's lease costs consist of the following (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$307	$1,516
Variable lease cost	401	673
Total lease cost	$708	$2,189

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Cash paid for operating lease liabilities	$441	$1,316

The following table summarizes the Company’s lease assets and liabilities (in thousands):

As of June 30, 2023
Operating lease right-of-use assets	$3,155
Current operating lease liabilities	$1,884
Non-current operating lease liabilities	$3,698

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of June 30, 2023
Weighted-average remaining lease term (in years)	3.0
Weighted-average discount rate	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

As of June 30, 2023
2023 (remaining six months)	$1,137
2024	1,985
2025	1,795
2026	1,201
Total future lease payments	6,118
Less: imputed interest	536
Total lease liability balance	5,582
Less: current portion of operating lease liabilities	1,884
Total operating lease liabilities, non-current	$3,698
During the six months ended June 30, 2023, the Company entered into lease termination agreements for several office and laboratory spaces located in the United States as a part of the Plan (as defined below). As consideration for the terminations, the Company agreed to pay certain landlord's termination fees of approximately $0.4 million of which $0.4 million was paid during the six months ended June 30, 2023, recorded in the line item "restructuring and impairment charges" (see Note 10).

During the six months ended June 30, 2023, the Company evaluated its remaining right-of-use assets for impairment, as the Plan has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and recognized an impairment gain of $0.2 million for the three months ended June 30, 2023 and an impairment loss of $7.1 million for the six months ended June 30, 2023, which are recorded in the line item "restructuring and impairment charges" in the condensed consolidated statements of operations and comprehensive loss (see Note 10).

Construction Commitments
The Company’s contractual commitments for the development of its Tarzana facility are limited to unreimbursed spend by the general contractor and as such, as of June 30, 2023, and December 31, 2022, $0.5 million and $4.0 million, respectively, is contractually committed to the development of this project.

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

Debt

In June 2022, the Company’s wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company's wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”) which is partially complete. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of June 30, 2023, the outstanding principal amount under the Loan was $83.4 million and unamortized debt issuance costs were $1.9 million. The Loan is guaranteed by the Company and secured by the Property, and bears interest at one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company's weighted average interest rate during the quarter ended June 30, 2023 was approximately 8.2%. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of June 30, 2023 and December 31, 2022 as defined in the loan agreement. As of June 30, 2023, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 4.

The net carrying amount of the liability component of the Loan was as follows (in thousands):

As of June 30, 2023
Principal amount	$83,424
Unamortized debt issuance cost	(1,908)
Net carrying amount	$81,516

The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Contractual interest expense	$341	$728
Amortization of debt issuance cost	249	498
Total interest expense related to the Loan	$590	$1,226

Other Commitments
In the normal course of business, we enter into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of June 30, 2023, the Company recorded a $3.4 million liability for contract termination as part of the Plan (see Note 10).
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

As of both June 30, 2023 and December 31, 2022, the Company had outstanding 130,079,097 shares of common stock.

Preferred Stock Activity

The Company's current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued nor outstanding.
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

As of June 30, 2023, 11,080,054 shares of common stock remained available for issuance under the 2021 Plan. As of June 30, 2023, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.

Compensation expense for share-based awards is recognized over the requisite service period. The fair value of stock option awards is estimated using the Black-Scholes option-pricing model, which involves using assumptions regarding price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development expense	$273	$3,596	$432	$6,825
General and administrative expense	4,140	4,727	8,511	8,991
Total stock-based compensation expense	$4,413	$8,323	$8,943	$15,816
As of June 30, 2023, there was $33.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 1.9 years.

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
9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	June 30,
	2023	2022
Stock options to purchase common stock	18,102,504	24,096,736

10. Corporate Restructuring Plan

In December 2022, the Company’s Board of Directors approved a restructuring plan (the "2022 Plan"), to implement a strategic prioritization of the Company’s preclinical and clinical development programs. The 2022 Plan is designed to reduce costs and reallocate resources to focus on advancing the Company’s CoStimulatory Antigen Receptor (CoStAR) platform and other next-generation tumor infiltrating lymphocyte (TIL) technologies. As part of the 2022 Plan, the Company’s ITIL-168 development program was discontinued, and the Company reduced its U.S. workforce by approximately 60% and its U.K. workforce by approximately 40% as of December 31, 2022.

On January 30, 2023, the Company’s Board of Directors approved an expansion of the 2022 Plan implementing a strategic prioritization of the Company’s preclinical and clinical development programs. In connection with the expanded restructuring plan (the "2023 Plan”), the Company extended its previously announced U.S. reduction in force, resulting in a team of approximately 15 in the United States to lead global business operations. The reduction was completed in April 2023, resulting in a reduced U.S. workforce by approximately 96% and U.K. workforce by approximately 42% as of June 30, 2023. The 2023 Plan is designed to reduce operating expenses, which is expected to preserve financial resources and extend the Company’s cash runway beyond 2026. In connection with the 2023 Plan, the Company has transitioned clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom. In addition, the Company is evaluating opportunities for a potential sale or lease of its Tarzana, California manufacturing site, as well as subleases of other facilities currently under lease.

The 2022 Plan and the 2023 Plan are referred to collectively as the "Plan."

Restructuring and Impairment Charges

As a result of the Plan, the Company recorded charges of approximately $1.0 million and $25.6 million, within the line item "restructuring and impairment charges" in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023, respectively.

The following table summarizes the restructuring and impairment charges by category for the Plan for the periods presented (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Asset impairment for leasehold improvements	$—	$2,644
One-time employee termination benefits	13	1,775
Contract terminations	—	1,888
Right-of-use asset impairment	(210)	7,596
Impairment of long-lived assets held for sale	1,207	11,661
Total restructuring and impairment charges	$1,010	$25,564

Restructuring Liability

The restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and were measured at the amount expected amount to be paid or was paid. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2022	$2,995	$2,439	$5,434
Payments	(4,543)	(893)	(5,436)
Adjustments	1,658	1,899	3,557
Total restructuring liability as of June 30, 2023	$110	$3,445	$3,555

The Company currently estimates that it will incur additional charges of up to $3.1 million in connection with the Plan, consisting primarily of cash expenditures for retention bonus payments, contract terminations and related costs, excluding non-cash expenses related to vesting of share-based awards and any charges or costs associated with any potential sale of its facilities and asset impairments, if any. The Company may incur additional costs associated with the 2023 Plan. The Company expects that the majority of the restructuring charges will be incurred by the end of 2023.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing an innovative cell therapy pipeline of autologous tumor infiltrating lymphocyte, or TIL, therapies for the treatment of patients with cancer. We have assembled an accomplished team with a successful track record in cell therapy innovation. We are developing a novel class of genetically engineered TIL therapies using our Co-Stimulatory Antigen Receptor, or CoStAR, platform. These modified CoStAR-TILs rely on their native, patient-specific T cell receptors, or TCRs, to bind to tumor neoantigens, and in addition have been enhanced to express novel CoStAR molecules, which bind to a tumor-associated antigen to provide potent costimulation to T cells within the tumor microenvironment. We believe the ability of CoStAR to augment the activation of TILs upon native TCR-mediated recognition of tumor neoantigens has the potential to bring TIL therapy to patients with tumor types that have been historically resistant to immunotherapy as well as increase the benefit from TIL therapy in tumor types sensitive to immunotherapy.
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

In 2022, we submitted an investigational new drug application, or IND, for ITIL-306, our first CoStAR-TIL therapy, to the U.S. Food and Drug Administration, or FDA, and, following clearance, opened a Phase 1 dose escalation trial of ITIL-306 in non-small cell lung cancer, or NSCLC, ovarian, and renal cancers. In October 2022, we announced the successful dosing of the first patient with NSCLC in the ITIL-306-201 Phase 1 trial in the United States.

In December 2022, our Board of Directors approved a strategic reprioritization of our preclinical and clinical development programs. This decision involved reallocating resources to focus on advancing ITIL-306, our CoStAR platform, and other next-generation TIL technologies.

In January 2023, we announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to our active operations in Manchester, UK and stopped recruiting for the ITIL-306-201 Phase 1 trial in the United States.
We have received positive initial feedback from the Medicines and Healthcare products Regulatory Agency, or MHRA, on a proposed study design for the phase 1 ITIL-306-202 clinical trial in the United Kingdom and anticipates initiating such study in the second half of 2023 if the Clinical Trial Application, or CTA, is cleared by the MHRA. We expect to report initial data from the ITIL-306-202 Phase 1 clinical trial in 2024.

Since inception, we have had significant operating losses. Our net loss was $18.7 million for the three months ended June 30, 2023 and $75.7 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $500.6 million. As of June 30, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $202.9 million, which consists of $21.8 million in cash and cash equivalents, $1.2 million in restricted cash and $179.9 million in marketable securities. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.
Components of Operating Results

Operating Expenses
Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees, and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the three and six months ended June 30, 2023 and 2022, we did not allocate our research and development expenses by program.
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

The process of conducting the necessary clinical research to obtain regulatory approval from the FDA, MHRA, European Medicines Agency, or EMA, and comparable foreign authorities is costly and time consuming and the successful development of product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this Quarterly Report titled “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative
General and administrative expenses consist primarily of compensation and personnel-related expenses, including stock-based compensation, for our personnel in executive, finance and other administrative functions. General and administrative expenses also include professional fees paid for accounting, auditing, legal, tax and consulting services, insurance costs, recruiting costs, travel expenses, facility and other related costs, depreciation, and other general and administrative costs.
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

Restructuring and Impairment Charges

Restructuring and impairment charges consist primarily of asset impairment charges, contract terminations, severance and other employee-related costs. Restructuring and impairment charges are related to our strategic prioritization of our preclinical and clinical development programs. Our restructuring plan was designed to reduce costs and reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies. As part of the restructuring plan, our ITIL-168 development program was discontinued, we transitioned clinical manufacturing and trial operations of ITIL-306 to the United Kingdom and we reduced our U.S. workforce by approximately 96% and our U.K. workforce by approximately 42% as of June 30, 2023.

Interest Income

Interest income consists of interest income from funds held in our cash and cash equivalent accounts, and marketable securities.

Interest Expense

Interest expense consists of interest expense on our note payable and amortization of loan origination costs.
Other Income (Expense), Net
Other income (expense), net consists primarily of derivative instrument fair value gain or loss, foreign exchange remeasurement gain or loss and other expenses and income.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$
Operating expenses:
Research and development	$8,459	$41,500	$(33,041)
General and administrative	11,518	17,224	(5,706)
Restructuring and impairment charges	1,010	—	1,010
Total operating expenses	20,987	58,724	(37,737)
Loss from operations	(20,987)	(58,724)	37,737
Interest income	2,287	486	1,801
Interest expense	(590)	(331)	(259)
Other income (expense), net	628	(1,032)	1,660
Loss before income tax benefit	(18,662)	(59,601)	40,939
Income tax benefit	—	609	(609)
Net loss	$(18,662)	$(58,992)	$40,330

Research and Development Expenses
Research and development expenses were $8.5 million and $41.5 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in research and development expenses during this period of $33.0 million was primarily due to:

•$22.0 million decrease in costs from reduced headcount, consisting primarily of a decrease of $17.8 million in wages and benefits, $3.3 million in stock-based compensation expense and $0.9 million for other employee-related expenses in relation to our research and development personnel;
•$6.7 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$4.3 million decrease in expenses related to facilities and overhead, depreciation and amortization, and other expenses due to strategic reductions made in these areas.

We anticipate that our research and development expenses will generally decrease in the near term as a result of implementing significant workforce reductions and adapting to changes in our company's size. Additionally, we have transitioned our clinical manufacturing and trial operations of ITIL-306 to our facilities in the United Kingdom which we expect would further reduce costs.

While these actions are expected to lead to a temporary reduction in expenses, we anticipate research and development expenses will subsequently increase as we commence the clinical trial for ITIL-306 and incur expenses associated with the trial's implementation and progression.
General and Administrative Expenses
General and administrative expenses were $11.5 million and $17.2 million for the three months ended June 30, 2023 and 2022, respectively. The net decrease of $5.7 million was primarily due to:

•$4.8 million decrease in costs mainly due to a decrease in wages of $2.7 million, a decrease of travel and entertainment and recruiting expenses of $1.5 million, and a decrease in stock based compensation expense of $0.6 million; and
•$1.7 million decrease in consulting and professional services costs, mainly consisting of a decrease in costs of information technology consultants of $0.6 million, and a decrease of operation consultants, marketing, and executive service fees of $1.1 million; offset by
•$0.8 million increase in facility and other office expenses.

We anticipate our general and administrative expenses to decrease generally as a result of implementing significant workforce reductions, adapting to changes in our company's size, and transitioning to our operations in the United Kingdom. If any of our product candidates receive marketing approval, we expect to incur additional expenses related to commercialization activities.

Restructuring and Impairment Charges

Restructuring and impairment charges were approximately $1.0 million for the three months ended June 30, 2023. We did not incur any such charges in the three months ended June 30, 2022 The expense of $1.0 million was primarily due to:

•$1.2 million in costs during the current reporting period, from impairments of assets held for sale; offset by
•$0.2 million in gain from lease terminations.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest income, interest expense and other income (expense), net was $2.3 million of income and $0.9 million of expense for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.2 million was primarily due to:

•$1.8 million of interest income related to our investments;
•$1.4 million gain on foreign currency transactions;
•$0.2 million gain from our derivative investment; and
•$0.1 million decrease of other expenses; offset by
•$0.3 million increase of interest expense from our note payable.

Income Tax Benefit

Income tax benefit decreased from $0.6 million benefit for the three months ended June 30, 2022 to nil for the three months ended June 30, 2023. Income tax was nil for the three months ended June 30, 2023 since we maintained a full valuation allowance on the net deferred tax assets for the United States and the United Kingdom in both jurisdictions. We have concluded that it is more likely than not that we will not realize our deferred tax assets.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$
Operating expenses:
Research and development	$29,129	$80,674	$(51,545)
General and administrative	24,740	32,336	(7,596)
Restructuring and impairment charges	25,564	—	25,564
Total operating expenses	79,433	113,010	(33,577)
Loss from operations	(79,433)	(113,010)	33,577
Interest income	4,358	583	3,775
Interest expense	(1,226)	(331)	(895)
Other income (expense), net	571	(1,448)	2,019
Loss before income tax benefit	(75,730)	(114,206)	38,476
Income tax benefit	—	1,097	(1,097)
Net loss	$(75,730)	$(113,109)	$37,379

Research and Development Expenses
Research and development expenses were $29.1 million and $80.7 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in research and development expenses of $51.5 million was primarily due to:

•$33.8 million decrease in costs from reduced headcount, consisting primarily of decreases of $24.3 million in wages and benefits, $6.4 million in stock-based compensation expense, $1.2 million in other employee-related expenses in relation to our research and development personnel and $1.9 million in professional services;
•$12.3 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$5.4 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to strategic reductions made in these areas.

We anticipate that our research and development expenses will generally decrease in the near term as a result of implementing significant workforce reductions and adapting to changes in our company's size. Additionally, we have transitioned our clinical manufacturing and trial operations of ITIL-306 to our facilities in the United Kingdom which we expect would further reduce costs.

While these actions are expected to lead to a temporary reduction in expenses, we anticipate research and development expenses will subsequently increase as we commence the clinical trial for ITIL-306 and incur expenses associated with the trial's implementation and progression.

General and Administrative Expenses
General and administrative expenses were $24.7 million and $32.3 million for the six months ended June 30, 2023 and 2022, respectively. The net decrease of $7.6 million was primarily due to:

•$5.8 million decrease in costs mainly due to a decrease in wages of $3.0 million, a decrease of travel and entertainment and recruiting expenses of $2.3 million, and a decrease in stock based compensation expense of $0.5 million;
•$2.2 million decrease in costs from reduced usage of professional services and consultants, consisting primarily of a decrease of $1.2 million for information technology consultants, and a decrease for business operations consultants of $1.0 million; and
•$0.6 million decrease in insurance expense and depreciation; offset by
•$1.0 million increase in facility expense and other office expenses.

We anticipate our general and administrative expenses to decrease generally as a result of implementing significant workforce reductions, adapting to changes in our company's size, and transitioning our operations to the United Kingdom. If any of our product candidates receive marketing approval, we expect to incur additional expenses related to commercialization activities.

Restructuring and Impairment Charges

Restructuring and impairment charges were approximately $25.6 million for the six months ended June 30, 2023. We did not incur any such charges in the six months ended June 30, 2022. The expense of $25.6 million was primarily due to:

•$11.7 million in costs from impairments of assets held for sale;
•$7.6 million in costs from impairments of right-of-use assets;
•$2.6 million in costs resulting from a leasehold improvement impairments;
•$1.8 million in costs consisting of severance payments and benefits continuation costs; and
•$1.9 million in costs resulting from termination of contracts.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest income, interest expense and other income (expense), net were $3.7 million of income and $1.2 million of expense for the six months ended June 30, 2023 and 2022, respectively. The increase of $4.9 million was primarily due to:

•$3.8 million of interest income related to our investments; and
•$2.2 million gain on foreign currency transactions; offset by
•$0.1 million loss from our derivative investment;
•$0.9 million of interest expense from our note payable; and
•$0.1 million of other losses.

Income Tax Benefit

Income tax benefit decreased from $1.1 million for the six months ended June 30, 2022 to nil for the six months ended June 30, 2023. Income tax was nil for the six months ended June 30, 2023 since we maintained a full valuation allowance on the net deferred tax assets for the United States and the United Kingdom in both jurisdictions. We have concluded that it is more likely than not that we will not realize our deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of June 30, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $202.9 million, which consists of $21.8 million in cash and cash equivalents, $1.2 million in restricted cash and $179.9 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
In June 2022, our wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building, which is partially complete and expected to reach full completion before the end of 2023. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. As of June 30, 2023, the outstanding principal amount under the Loan was $83.4 million and unamortized debt issuance costs were $1.9 million.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. We are also evaluating opportunities for a potential sale or lease of the Tarzana manufacturing site, as well as subleases of other facilities under lease, which would further extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, we may not be successful in securing a sale or lease of the Tarzana facility or subleases of the other facilities on favorable terms, or at all and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.
We use our cash to fund operations, primarily to fund our research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly as we advance our product candidates into later stages of development and conduct larger clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:

•the scope, rate of progress, costs and results of our clinical and preclinical development activities, and the results of our discussions with the MHRA, the FDA and other regulatory agencies;
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
•the costs associated with completing construction of our clinical and commercial manufacturing facilities, as well as our ability to complete a sale or lease of our Tarzana, California facility, as well as subleases of other facilities under lease;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•any delays or issues resulting from the impact of adverse geopolitical and economic conditions.
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid as of June 30, 2023, which payment is contingent on future events, was $13.3 million.
Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, rising interest rates, the war in Ukraine, and recent and potential future bank failures. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See "Risk Factors."
We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of June 30, 2023, our future minimum lease payments under committed or non-cancelable lease agreements were $6.1 million.
Our contractual obligations and commitments primarily consist of amounts we will pay to the general contractor constructing and developing land and buildings in Tarzana, California, which we acquired in October 2020 for $37.6 million. We are in the process of developing this land, and our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of June 30, 2023, $0.5 million was contractually committed to the development of this project.

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
During the six months ended June 30, 2023, the Company recorded aggregate restructuring and impairment charges of approximately $25.6 million related to contract termination, asset impairments, severance payments and other employee-related costs. The Company currently estimates that it will incur charges of up to $3.1 million in connection with the restructuring plan, consisting primarily of cash expenditures for severance payments, retention bonus payments, contract terminations and related costs, as well as non-cash expenses related to vesting of share-based awards, excluding any charges or costs associated with any potential sale of its facilities and asset impairments. The Company expects that the majority of the restructuring charges will be substantially incurred by the end of 2023.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Cash used in operating activities	$(54,222)	$(102,311)
Cash provided by investing activities	24,859	56,366
Cash provided by financing activities	8,669	50,962
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(20,694)	$5,017
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2023 was $54.2 million, which consisted of the net loss of $75.7 million and a $9.2 million net change to our net operating assets and liabilities, offset by $30.7 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $0.2 million in accounts payable, a decrease of $5.9 million in accrued expenses, accrued restructuring expenses and other current liabilities, an increase of $1.5 million in prepaid expenses and other current assets, an increase of $1.0 million in other long-term assets, and a decrease of $0.5 million in operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation of $8.9 million, impairment of fixed assets of $14.0 million, impairment of right-of-use assets of $7.6 million and depreciation expense of $2.8 million, offset by accretion on invested securities of $2.9 million.
Cash used in operating activities for the six months ended June 30, 2022 was $102.3 million, which consisted of the net loss of $113.1 million, and an $8.6 million net change to our net operating assets and liabilities, offset by $19.4 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to an increase of $0.9 million in accounts payable, partially offset by a decrease of $3.4 million in accrued expenses and other liabilities, an increase of $4.6 million in prepaid expenses and other current assets and an increase of $1.6 million in other long-term assets and operating lease liabilities. The non-cash charges were primarily due to stock-based compensation of $15.8 million, depreciation expense of $1.9 million and a foreign exchange remeasurement loss of $1.5 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2023 was $24.9 million, consisting primarily of $40.3 million of cash provided by marketable securities investments, offset by $15.4 million used related to purchases of property, plant and equipment.
Cash used in investing activities for the six months ended June 30, 2022 was $56.4 million, consisting primarily of $103.9 million cash provided by marketable securities investments, offset by $46.4 million used related to purchases of property, plant and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2023 was $8.7 million, which was primarily related to cash proceeds from our note payable of $8.7 million.
Cash provided by financing activities for the six months ended June 30, 2022 was $51.0 million, which was primarily related to cash proceeds from our note payable of $50.1 million and $0.9 million from exercise of stock options.

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

While our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report, we believe that the accounting policies discussed below are most critical to understanding and evaluating our historical and expected future performance.

Assets Held for Sale

We classify long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal group; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan to sell have been initiated.

We initially measure a long-lived asset or disposal group that is held for sale at the lower of its carrying value less any costs to sell. Fair value is estimated by us through evaluations of quoted market prices received for other comparable held for sale assets sold by us. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we cease depreciation and report long-lived assets in the line item assets held for sale in the condensed consolidated balance sheet. Refer to Notes 3 and 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, we depreciate or amortize the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. To date, we have recorded impairment losses on long-lived assets associated with a sustained decrease in our stock price and the restructuring plan implemented on December 2, 2022 for a strategic prioritization of our preclinical and clinical development programs. We recognized a non-cash impairment charge of $2.6 million during 2023 for leasehold improvements. The impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item "restructuring and impairment charges." See Notes 6 and 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents, restricted cash and marketable securities of $202.9 million, which consists of $21.8 million in cash and cash equivalents, $1.2 million in restricted cash and $179.9 million in marketable securities as of June 30, 2023. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the period presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $75.7 million and $113.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $500.6 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date, as well as $83.4 million from our construction loan, as of June 30, 2023. We have no products approved for commercialization and have never generated any revenue from product sales.
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
As of June 30, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $202.9 million, which consists of $21.8 million in cash and cash equivalents, $1.2 million in restricted cash and $179.9 million in marketable securities. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. For instance, we may not achieve all the expected cost savings of our strategic restructuring plan, and we may expend more capital than expected in connection with the transition of our clinical manufacturing and trial operations of ITIL-306 to the United Kingdom. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from the ongoing armed conflict between

Russia and Ukraine, heightened inflation and interest rate increases, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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
To date, we have recorded impairment losses on long-lived assets associated with a sustained decrease in our stock price and the restructuring plan implemented in December 2022 and an extended restructuring plan executed in the first quarter of 2023, for a strategic prioritization of our preclinical and clinical development programs. As a result of the restructuring plan, in the six months ended June 30, 2023, we recorded aggregate restructuring and impairment charges of approximately $25.6 million related to contract termination, asset impairments, severance payments and other employee-related costs. This amount includes our Tarzana, California manufacturing facility that we identified and classified as held for sale, which is reflected at the lower of carrying value or fair value less costs to sell, which resulted in $11.7 million in impairment charges and a remaining value of $6.4 million being classified as assets held for sale. We also determined that right-of-use assets were impaired, as the restructuring plan has resulted in a cessation of use for several of our locations under lease, and we recognized an impairment loss of $7.6 million. We currently estimate that we will incur additional charges of up to $3.1 million in connection with the restructuring plan, although this estimated amount does not include any non-cash charges associated with stock-based compensation or any charges or costs associated with any potential sale of our Tarzana, California facility and asset impairments, if any. The charges that we currently estimate incurring in connection with the restructuring plan are estimates only and are subject to a number of assumptions, and actual results may differ materially, and we may incur additional costs associated with the restructuring plan.
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
Human immunotherapy products are a new category of therapeutics, and to date, no TIL therapies have been approved by the FDA, MHRA, EMA or other comparable foreign regulatory authorities. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA, MHRA, EMA or other regulatory authorities will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products or that the data generated in these trials will be acceptable to such authorities to support marketing approval. Regulatory authorities may take longer than usual to come to a decision on any BLA or other comparable application that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. Regulatory agencies may also require that we conduct additional post-marketing studies or implement risk management programs, such as Risk Evaluation and Mitigation Strategies, or REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.
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
There is no assurance that the approaches offered by our products will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Since our current and future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current or future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing and providing our product candidates. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.
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

In addition, even if our clinical trials are successfully completed, we cannot guarantee that the FDA, MHRA, EMA or other comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA, MHRA, EMA or other comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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
•delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials, such as our October 2022 voluntary pause in our clinical trials and the related investigation into our manufacturing processes;
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

•the cost of clinical trials of our product candidates may be greater than we anticipate, and we may not have funds to cover the costs;
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
•be subject to changes in the way the product is administered; or
•have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution after obtaining marketing approval.

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
If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug, the FDA, MHRA, EMA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, MHRA, EMA, comparable foreign regulatory authorities or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.
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

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or comparable foreign regulatory agency in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
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
We are early in our development efforts for our product candidates, and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. As an organization, we are early in the process of conducting our first multi-center clinical trials with centralized manufacturing, have no prior experience in conducting any clinical trials, have limited experience in preparing regulatory submissions and have not previously submitted a BLA or MAA for any product candidate. We have only previously treated patients with our TIL product in a compassionate use program in the United Kingdom with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, and only recently dosed the first patient in our clinical trial for ITIL-306. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. We may also fail to receive clearance from the MHRA to initiate our planned ITIL-306 clinical trial in the United Kingdom in 2023. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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
Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
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
•potential disruptions caused by disease outbreaks, epidemics and pandemics, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
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

In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for a particular active ingredient or principal molecular structural features for the indication for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing biological products. If we seek orphan drug designation, we may be unsuccessful in obtaining such orphan drug designation for our product candidates. Even if we obtain orphan drug exclusivity for any of our product candidates, we may be unable to maintain the benefits associated with orphan drug designation, or such orphan drug exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan drug exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or that we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
We plan to conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
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
Our business and operations may be adversely affected by the effects of disease outbreaks, epidemics and pandemics, such as the COVID-19 global pandemic.
Our business and operations may be adversely affected by the effects of disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic. Disease outbreaks may result in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union, remote work policies or other restrictions on the conduct of business operations, which may negatively impact productivity and disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.
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
The potential economic impact brought by, and the duration of, any disease outbreak, endemic or pandemic may be difficult to assess or predict. The COVID-19 pandemic resulted in significant disruption of global financial markets, and disease outbreaks could in the future reduce our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from a disease outbreak or otherwise could materially affect our business and the value of our common stock.
The extent to which a pandemic may impact our business, results of operations and financial position remains uncertain and cannot be predicted with confidence, such as the emergence, infectiousness and severity of variants, the potential reinstatement of travel restrictions, quarantines and social distancing in the United States and other countries, business closures or business disruptions, global supply challenges, and the effectiveness of such actions to contain and treat the disease.

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
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United

Kingdom and the European Union, as of January 1, 2021, the United Kingdom is no longer subject to the transition period, or the Transition Period, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, which outlines the post-Transition Period trading relationship between the United Kingdom and the European Union was agreed to in December 2020 and formally entered into force on May 1, 2021.
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
The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or enforcement action from the FDA, MHRA, EMA or comparable foreign regulatory authorities. If we or our manufacturers were to fail to comply with the requirements of the FDA, MHRA, EMA or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.
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
Manufacturing problems may result in a delay in the timelines for our clinical trials. For example, in October 2022 we voluntarily paused enrollment in our clinical trials for ITIL-168 following a decrease in the rate of successful manufacturing of ITIL-168, resulting in the inability to dose some patients, and also voluntarily paused enrollment in our Phase 1 trial of ITIL-306, although no manufacturing failures were observed in this trial. We thereafter resumed our clinical trial for ITIL-306, and while we informed all applicable regulatory agencies of our voluntary pause and no regulatory agency, including the FDA, has issued a clinical hold on any of our clinical trials to date, there can be no assurance that we will not be subject to a clinical hold in the future. We completed an end-to-end analysis of our manufacturing processes and have taken corrective actions to improve the rate of manufacturing success, but there can be no assurance that these actions will be effective or that we will not experience other manufacturing issues in the future.

The manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or any approved products could be delayed or stopped.
All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials in the European Union must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials if the facilities of our contract development and manufacturing organizations do not pass such audit or inspections. If these facilities do not pass a pre-approval plant inspection, FDA or comparable foreign regulatory authorities’ approval of the products will not be granted.
The regulatory authorities also may, at any time following approval of a product for sale, inspect or audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or comparable foreign regulatory authorities’ can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be harmed. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA and/or MAA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
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
Reliance on third-party providers may expose us to more risk than if we were to manufacture product candidates ourselves. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.
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
As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical testing, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. These factors could cause the delay of studies or trials, regulatory submissions, required approvals or commercialization of product candidates that we develop, cause us to incur higher costs and prevent us from commercializing our product candidates successfully.
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

•product labeling or product insert requirements of the FDA, MHRA, EMA or other comparable foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning or REMS;
•the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•our ability to hire and retain a sales force;
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
Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect and new studies may report lower incidence or prevalence estimates of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain approval for our product candidates, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of our product candidates.
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
In the ordinary course of our business, we and the third parties upon which we rely may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) proprietary, confidential and sensitive data, including personal data (such as health-related data), data we collect about trial participants in connection with clinical trials, intellectual property sensitive third-party data and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive information and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been or will not be compromised.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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

In the ordinary course of business, we may transfer personal data from the United Kingdom to the United States. The United Kingdom has enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the United Kingdom has significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the United Kingdom to the United States in compliance with law, such as the United Kingdom’s international data transfer agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the United Kingdom to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the United Kingdom to other jurisdictions, particularly the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the European Union’s General Data Protection Regulation’s, or EU GDPR, cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Substantially similar legal considerations apply under the UK GDPR as those analyzed and applied in the context of the EU GDPR by the Irish Data Protection Commission in reaching the decision to levy this fine.

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

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf. We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on which we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to loss of customers, interruptions or stoppages in our business operations including clinical trials, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by public health emergencies such as the COVID-19 pandemic.
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
Similarly, changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. As an example, some European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United

States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement, in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Similar reform measures have been considered and adopted at the state level as well.

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
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Stock Market LLC, if an active trading market for our shares does not continue to be developed or sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all.
If we fail to comply with the continued listing standards of the Nasdaq Capital Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on Nasdaq under the symbol “TIL.” To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share. The decline in the market price of our common stock resulted in Nasdaq notifying us on January 24, 2023 that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. On July 26, 2023, Nasdaq approved our application to transfer to The Nasdaq Capital Market and notified us that we have been granted an additional 180-

calendar day compliance period to regain compliance with the minimum bid price requirement. If we are not able to regain compliance within the compliance period offered by Nasdaq, we could be delisted, which would have a further material adverse effect on the market price of our common stock and stockholder liquidity. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirement; however, there can be no assurance that we will regain compliance with this, or continue to be in compliance with other, Nasdaq listing criteria in the future. If the Nasdaq Capital Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

The stock market in general, and the Nasdaq Stock Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflict between Russia and Ukraine, supply chain disruptions, heightened inflation and interest rate increases, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and potentially worsening global economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
As of August 10, 2023, we had outstanding 130,079,097 shares of common stock.
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

Additionally, as of June 30, 2023 the holders of approximately 57.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of newly enacted tax legislation or regulations, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities and changes in accounting for income taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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

Separately, in response to the COVID-19 pandemic, the FDA periodically had to postpone inspections of foreign and domestic manufacturing facilities and products. While such inspections have resumed, the FDA may use remote interactive evaluations where in-person inspections are not feasible or may defer action due to factors including travel restrictions. Regulatory authorities outside the United States adopted similar restrictions or other policy measures creating a risk of delays in their regulatory activities. If a prolonged government shutdown occurs, or if a global health concern prevents the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Portions of our future clinical trials may be conducted outside of the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from a disease outbreak, epidemic or pandemic, or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

10.1*+	Separation Agreement, by and between the Registrant and Sumita Ray, dated as of April 14, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

August 14, 2023	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)