Form 10-Q
period 2023-09-30
Instil Bio, Inc.
filed 2023-11-13
CIK 1789769

DRAFT - DO NOT DISTRIBUTE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
(972) 499-3350
Registrant’s telephone number, including area code
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
130,079,097 shares of Common Stock, $0.000001 par value per share	November 9, 2023

DRAFT - DO NOT DISTRIBUTE

DRAFT - DO NOT DISTRIBUTE

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,133	$43,716
Marketable securities	174,315	217,204
Prepaid expenses and other current assets	10,582	8,458
Assets held for sale	1,600	—
Total current assets	195,630	269,378
Property, plant and equipment, net	139,435	196,880
Operating lease right-of-use assets	2,672	12,457
Other long-term assets	2,535	3,413
Total assets	$340,272	$482,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,645	$2,359
Accrued expenses and other current liabilities	11,822	30,069
Contingent consideration, current portion	—	360
Total current liabilities	13,467	32,788
Contingent consideration, net of current portion	8,202	7,882
Operating lease liabilities, non-current	3,286	5,171
Loan payable	81,178	72,350
Other long-term liabilities	115	332
Total liabilities	106,248	118,523
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2023, and December 31, 2022	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 130,079,097 shares issued and outstanding as of September 30, 2023, and December 31, 2022	—	—
Additional paid-in capital	802,605	788,992
Accumulated other comprehensive loss	(525)	(493)
Accumulated deficit	(568,056)	(424,894)
Total stockholders’ equity	234,024	363,605
Total liabilities and stockholders’ equity	$340,272	$482,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT - DO NOT DISTRIBUTE

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$8,492	$39,660	$37,621	$120,334
General and administrative	11,941	16,989	36,681	49,325
Restructuring and impairment charges	46,283	—	71,847	—
Total operating expenses	66,716	56,649	146,149	169,659
Loss from operations	(66,716)	(56,649)	(146,149)	(169,659)
Interest income	2,313	1,276	6,671	1,859
Interest expense	(2,003)	(807)	(3,229)	(1,138)
Other expense, net	(1,026)	(415)	(455)	(1,863)
Loss before income tax benefit	(67,432)	(56,595)	(143,162)	(170,801)
Income tax benefit	—	371	—	1,468
Net loss	(67,432)	(56,224)	(143,162)	(169,333)
Other comprehensive loss:
Foreign currency translation	231	391	(210)	580
Unrealized gain (loss) on available-for-sale securities, net	39	(169)	178	(828)
Net comprehensive loss	$(67,162)	$(56,002)	$(143,194)	$(169,581)
Net loss per share, basic and diluted	$(0.52)	$(0.43)	$(1.10)	$(1.31)
Weighted-average shares used in computing net loss per share, basic and diluted	130,079,097	129,680,217	130,079,097	129,391,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT - DO NOT DISTRIBUTE

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss) Income
Balance - December 31, 2022	130,079,097	$—	$788,992	$(493)	$(424,894)	$363,605
Stock-based compensation	—	—	4,530	—	—	4,530
Net loss	—	—	—	—	(57,068)	(57,068)
Other comprehensive income	—	—	—	87	—	87
Balance - March 31, 2023	130,079,097	—	793,522	(406)	(481,962)	311,154
Stock-based compensation	—	—	4,413	—	—	4,413
Net loss	—	—	—	—	(18,662)	(18,662)
Other comprehensive loss	—	—	—	(389)	—	(389)
Balance - June 30, 2023	130,079,097	—	797,935	(795)	(500,624)	296,516
Stock-based compensation	—	—	4,670	—	—	4,670
Net loss	—	—	—	—	(67,432)	(67,432)
Other comprehensive income	—	—	—	270	—	270
Balance - September 30, 2023	130,079,097	$—	$802,605	$(525)	$(568,056)	$234,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT - DO NOT DISTRIBUTE

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
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

DRAFT - DO NOT DISTRIBUTE

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(143,162)	$(169,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,613	23,798
Non-cash lease expense	610	1,292
Foreign exchange remeasurement (gain) loss	(147)	2,768
Impairment of fixed assets	60,088	—
Impairment of right-of-use assets	7,724	—
Change in fair value of contingent consideration	(41)	(691)
Depreciation	3,720	3,888
Accretion on invested securities	(4,716)	(979)
Non-cash interest expense	762	596
Change in fair value of derivative instrument	528	(810)
Loss on disposals of property and equipment	338	240
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,082)	(2,168)
Other long-term assets	275	(2,076)
Accounts payable	(652)	683
Operating lease liabilities	(1,198)	(225)
Long term liabilities	(12)	—
Accrued restructuring costs	(2,246)	—
Accrued expenses and other current liabilities	(3,050)	(171)
Net cash used in operating activities	(68,648)	(143,188)
Cash flows from investing activities:
Purchase of marketable securities	(250,517)	(556,510)
Maturities of marketable securities	298,300	711,000
Purchases of property, plant and equipment	(20,605)	(71,577)
Purchase of derivative financial instrument	—	(1,174)
Net cash provided by investing activities	27,178	81,739
Cash flows from financing activities:
Principal payments on loan	(587)	—
Proceeds from exercise of stock options	—	1,172
Proceeds from note payable	8,669	64,512
Net cash provided by financing activities	8,082	65,684
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,388)	4,235
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(182)	(707)
Cash, cash equivalents and restricted cash—beginning of period	43,716	38,090
Cash, cash equivalents and restricted cash—end of period	$10,146	$41,618
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,908	$554
Supplemental disclosure of noncash information:
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$67	$15,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT - DO NOT DISTRIBUTE

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is headquartered in Dallas, Texas and was incorporated in the state of Delaware in August 2018. The Company is a clinical-stage biopharmaceutical company focused on developing an innovative cell therapy pipeline of autologous tumor infiltrating lymphocyte (“TIL”) therapies for the treatment of patients with cancer. Principal operations commenced during the first quarter of 2019 when the Company in-licensed its foundational TIL technology.
In December 2022, the Company’s Board of Directors approved a restructuring plan (the “2022 Plan”) to implement a strategic prioritization of the Company’s preclinical and clinical development programs. As part of the restructuring plan, the Company’s ITIL-168 development program was discontinued and the Company prioritized the clinical development of its first CoStAR-TIL candidate, ITIL-306.
On January 30, 2023, the Company’s Board of Directors approved an expansion of the 2022 Plan (the “2023 Plan” and, together with the 2022 Plan, the “Plan”), and the Company transitioned clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom (see Note 10 for more details).
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the results of its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

Segments
Operating segments are identified as components of an entity for which separate discrete financial information is available and that is regularly reviewed by the chief operating decision-maker in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one operating segment.

DRAFT - DO NOT DISTRIBUTE

Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.
Restricted cash consists of a cash reserve which serves as collateral for the Company’s construction loan and is classified within Prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2023. The Company did not have restricted cash on the consolidated balance sheet as of December 31, 2022.
The Company’s short-term marketable securities have original maturities of less than a year at date of purchase. The Company classifies and accounts for marketable securities as available-for-sale securities, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of September 30, 2023 and December 31, 2022, marketable securities consisted of U.S. Treasury bills.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$9,133	$43,716
Restricted cash	1,013	—
Cash, cash equivalents and restricted cash	$10,146	$43,716
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
Assets Held for Sale
The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal group; the sale of the asset or

DRAFT - DO NOT DISTRIBUTE

disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan to sell have been initiated.
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item "assets held for sale" in its condensed consolidated balance sheet. Refer to Notes 3 and 10.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less costs to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company’s stock price and the restructuring plan implemented on December 2, 2022 for a strategic prioritization of the Company’s preclinical and clinical development programs. The Company recognized a non-cash impairment charge of nil and $2.6 million during the three and nine months ended September 30, 2023, respectively, for leasehold improvements and $41.5 million during the three and nine months ended September 30, 2023 relating to real estate. The impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Notes 3, 6 and 10 for more information.
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

3. Balance Sheet Components
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

DRAFT - DO NOT DISTRIBUTE

	September 30, 2023	December 31, 2022
Land	$31,243	$31,243
Laboratory equipment	7,936	19,050
Buildings	23,198	32,778
Office and computer equipment	818	4,969
Leasehold improvements	1,365	4,340
Manufacturing equipment	1,933	8,803
Vehicles	—	64
Construction work-in-progress	79,235	104,117
Total property, plant and equipment, gross	145,728	205,364
Less: accumulated depreciation	(6,293)	(8,484)
Total property, plant and equipment, net	$139,435	$196,880
Depreciation expense was $1.0 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and was $3.7 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company did not capitalize interest related to qualifying expenditures for construction work-in-progress for its commercial manufacturing facility during the three months ended September 30, 2023, because construction was substantially complete and is waiting for final certificate of occupancy from the city of Los Angeles, and capitalized $0.4 million for the three months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, the Company capitalized $2.4 million and $0.4 million, respectively, of interest related to qualifying expenditures for construction work-in-progress for its commercial manufacturing facility.
During the three months ended September 30, 2023, the Company determined there were indicators of impairment on its buildings and construction work-in-progress asset groups. As a result, the Company performed recoverability tests on these groups and concluded these assets’ undiscounted cash flows did not exceed their carrying values. The Company estimates the fair value of its buildings through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data, such as comparable building sales and occupancy rates. The fair value of its buildings were determined to be $132.5 million, below the carrying value of $174.0 million. This led to an impairment of $41.5 million recognized in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” The fair value of these assets is classified within Level 2 of the fair value hierarchy.
As of September 30, 2023, the Company had $1.6 million in assets on the condensed consolidated balance sheet meeting the criteria of held for sale. These assets are recognized at the lower of cost or fair value less costs to sell using a market approach. The fair values of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. As a result, during the three and nine months ended September 30, 2023, the Company recognized $4.6 million and $16.2 million in impairment charges, respectively, which are recognized in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”

DRAFT - DO NOT DISTRIBUTE

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued construction costs	$60	$12,359
Accrued compensation and benefits	3,294	3,273
Accrued operational expenses	1,387	2,203
Accrued restructuring costs	3,188	5,434
Accrued research, development and clinical trial expenses	1,773	3,827
Operating lease liabilities, current	1,796	2,381
Other current liabilities	324	592
Total accrued expenses and other current liabilities	$11,822	$30,069
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

DRAFT - DO NOT DISTRIBUTE

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$6,862	$—	$—	$6,862
U.S. Treasury bills	—	174,315	—	174,315
Derivative financial instrument	—	1,674	—	1,674
Total	$6,862	$175,989	$—	$182,851
Financial Liabilities
Contingent consideration	$—	$—	$8,202	$8,202

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$22,830	$—	$—	$22,830
U.S. Treasury bills	—	217,204	—	217,204
Derivative financial instrument	—	2,202	—	2,202
Total	$22,830	$219,406	$—	$242,236
Financial Liabilities
Contingent consideration	$—	$—	$8,242	$8,242
There were no transfers in or out of Level 1, 2 and 3 measurements for the nine months ended September 30, 2023 and the year ended December 31, 2022. As of September 30, 2023 and December 31, 2022, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 6, and is included in other long-term assets in the condensed consolidated balance sheets.
As of September 30, 2023, the fair value of the Company’s Loan (as defined in Note 6) was $70.6 million. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
5. Financial Instruments
Marketable securities classified as available-for-sale on September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$174,602	$—	$(287)	$174,315

	December 31, 2022
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$217,669	$—	$(465)	$217,204
As of September 30, 2023 and December 31, 2022, all marketable securities had contractual maturities less than one year; marketable securities with maturities greater than one year are classified as current because

DRAFT - DO NOT DISTRIBUTE

management considers all marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases.
6. Commitments and Contingencies

Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, and the United Kingdom. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right of use asset or lease liability as they are not reasonably certain to be exercised. Certain leases provide free rent, or tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease, while other tenant improvements incurred by the Company revert to the landlord at the expiration of the lease and are not assets on the Company’s condensed consolidated balance sheets.
Information related to the Company’s operating right of use assets and related lease liability was as follows (in thousands, except for years and percentages):
The Company’s lease costs consist of the following (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease cost	$351	$1,867
Variable lease cost	234	906
Total lease cost	$585	$2,773
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cash paid for operating lease liabilities	$491	$1,806
The following table summarizes the Company’s lease assets and liabilities (in thousands):

As of September 30, 2023
Operating lease right-of-use assets	$2,672
Current operating lease liabilities	$1,796
Non-current operating lease liabilities	$3,286

DRAFT - DO NOT DISTRIBUTE

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of September 30, 2023
Weighted-average remaining lease term (in years)	2.8
Weighted-average discount rate	6.75%
Future minimum lease payments under operating lease liabilities were (in thousands):

As of September 30, 2023
2023 (remaining three months)	$564
2024	1,978
2025	1,810
2026	1,218
Total future lease payments	5,570
Less: imputed interest	488
Total lease liability balance	5,082
Less: current portion of operating lease liabilities	1,796
Total operating lease liabilities, non-current	$3,286
During the nine months ended September 30, 2023, the Company entered into lease termination agreements for several office and laboratory spaces located in the United States as a part of the Plan. As consideration for the terminations, the Company agreed to pay certain landlord’s termination fees of approximately $0.4 million, which was paid during the nine months ended September 30, 2023, recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” (see Note 10).
During the nine months ended September 30, 2023, the Company evaluated its remaining right-of-use assets for impairment, as the Plan has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and recognized an impairment loss of $0.1 million for the three months ended September 30, 2023 and an impairment loss of $7.2 million for the nine months ended September 30, 2023, which are recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” (see Note 10).

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

Debt
In June 2022, the Company’s wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company’s wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”) which is substantially complete and is waiting for final certificate of occupancy from the city of Los Angeles. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of September 30, 2023, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $1.7 million. The Loan is guaranteed by the Company and

DRAFT - DO NOT DISTRIBUTE

secured by the Property, and bears interest at one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company did not capitalize interest during the quarter ended September 30, 2023 as the building was substantially complete. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of September 30, 2023 and December 31, 2022 as defined in the loan agreement. As of September 30, 2023, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 4.
The net carrying amount of the liability component of the Loan was as follows (in thousands):

As of September 30, 2023
Principal amount	$82,838
Unamortized debt issuance cost	(1,660)
Net carrying amount	$81,178
The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Contractual interest expense	$1,754	$2,482
Amortization of debt issuance cost	249	747
Total interest expense related to the Loan	$2,003	$3,229

Other Commitments
In the normal course of business, we enter into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of September 30, 2023, the Company recorded a $3.0 million liability for contract terminations as part of the Plan (see Note 10).
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
As of both September 30, 2023 and December 31, 2022, the Company had outstanding 130,079,097 shares of common stock.

DRAFT - DO NOT DISTRIBUTE

Preferred Stock Activity
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued nor outstanding.
8. Stock-Based Compensation
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the initial public offering (“IPO”). The 2021 Plan was approved by the Company’s Board of Directors and stockholders in March 2021. The 2021 Plan is an equity incentive plan pursuant to which the Company may grant the following awards: (i) incentive stock options; (ii) nonstatutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; (vi) performance awards; and (vii) other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2021 Plan is a successor to the Company’s 2018 Stock Incentive Plan (the “2018 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the 2018 Plan.
As of September 30, 2023, 11,797,896 shares of common stock remained available for issuance under the 2021 Plan. As of September 30, 2023, the total number of shares authorized for issuance under the 2021 Plan was 12,854,437 shares.
Compensation expense for share-based awards is recognized over the requisite service period. The fair value of stock option awards is estimated using the Black-Scholes option-pricing model, which involves using assumptions regarding price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.
The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development expense	$567	$3,094	$999	$9,919
General and administrative expense	4,103	4,888	12,614	13,879
Total stock-based compensation expense	$4,670	$7,982	$13,613	$23,798
As of September 30, 2023, there was $28.6 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 1.6 years.
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

DRAFT - DO NOT DISTRIBUTE

9. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	September 30,
	2023	2022
Stock options to purchase common stock	17,384,662	23,376,213

10. Corporate Restructuring Plan
In December 2022, the Company’s Board of Directors approved the 2022 Plan to implement a strategic prioritization of the Company’s preclinical and clinical development programs. The 2022 Plan is designed to reduce costs and reallocate resources to focus on advancing the Company’s CoStimulatory Antigen Receptor (CoStAR) platform and other next-generation tumor infiltrating lymphocyte (TIL) technologies. As part of the 2022 Plan, the Company’s ITIL-168 development program was discontinued, and the Company reduced its U.S. workforce by approximately 60% and its U.K. workforce by approximately 40% as of December 31, 2022.
On January 30, 2023, the Company’s Board of Directors approved the 2023 Plan implementing a strategic prioritization of the Company’s preclinical and clinical development programs. In connection with the expanded restructuring plan, the Company extended its previously announced U.S. reduction in force, resulting in a team of approximately 15 in the United States to lead global business operations. The reduction was completed in April 2023, resulting in a reduced U.S. workforce by approximately 96% and U.K. workforce by approximately 42%. The 2023 Plan is designed to reduce operating expenses, which is expected to preserve financial resources and extend the Company’s cash runway beyond 2026. In connection with the 2023 Plan, the Company has transitioned clinical manufacturing and trial operations of ITIL-306 to its operations in the United Kingdom. In addition, the Company is evaluating opportunities for a potential sale or lease of its Tarzana, California manufacturing site, as well as subleases of other facilities currently under lease.

Restructuring and Impairment Charges
As a result of the Plan, the Company recorded charges of approximately $46.3 million and $71.8 million, within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three and nine months ended September 30, 2023, respectively.
The following table summarizes the restructuring and impairment charges by category for the Plan for the periods presented (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Asset impairment for leasehold improvements	$—	$2,644
One-time employee termination benefits	41	1,816
Building and construction work in progress impairment	41,542	41,542
Contract terminations	—	1,888
Right-of-use asset impairment	128	7,724
Impairment of long-lived assets held for sale	4,572	16,233
Total restructuring and impairment charges	$46,283	$71,847

Restructuring Liability

DRAFT - DO NOT DISTRIBUTE

The restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was initially measured at the amount expected to be paid. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2022	$2,995	$2,439	$5,434
Payments	(4,543)	(893)	(5,436)
Adjustments	1,699	1,491	3,190
Total restructuring liability as of September 30, 2023	$151	$3,037	$3,188
The Company currently estimates that it will incur additional charges of up to $2.5 million in connection with the Plan, consisting primarily of cash expenditures for retention bonus payments, contract terminations and related costs, excluding non-cash expenses related to vesting of share-based awards and any charges or costs associated with any potential sale of its facilities and subsequent asset impairments, if any. The Company may incur additional costs associated with the 2023 Plan. The Company expects all material restructuring charges to be incurred before the end of 2023 and retention bonuses to be paid before the end of 2024.
The charges that the Company expects to incur in connection with the 2023 Plan are estimates and subject to a number of assumptions, and actual results may differ materially. The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation.

DRAFT - DO NOT DISTRIBUTE

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
In 2022, we submitted an investigational new drug application, or IND, for ITIL-306, our first CoStAR-TIL therapy, to the U.S. Food and Drug Administration, or FDA, and, following clearance, opened a Phase 1 dose

DRAFT - DO NOT DISTRIBUTE

escalation trial of ITIL-306-201 in non-small cell lung cancer, or NSCLC, ovarian, and renal cancers. In October 2022, we announced the successful dosing of the first patient with NSCLC in the ITIL-306-201 Phase 1 trial in the United States.
In December 2022, our Board of Directors approved a strategic reprioritization of our preclinical and clinical development programs. This decision involved reallocating resources to focus on advancing ITIL-306, our CoStAR platform, and other next-generation TIL technologies.
In January 2023, we announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to our active operations in Manchester, UK and stopped recruiting for the ITIL-306-201 Phase 1 trial in the United States. We are now focused on ITIL-306-202, a Phase 1 trial in non-small cell lung cancer in the United Kingdom and the United States.
Since inception, we have had significant operating losses. Our net loss was $67.4 million for the three months ended September 30, 2023 and $143.2 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $568.1 million. As of September 30, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $184.5 million, which consists of $9.1 million in cash and cash equivalents, $1.0 million in restricted cash and $174.3 million in marketable securities. We expect to continue to incur net losses for the foreseeable future. We expect our research and development expenses, general and administrative expenses, and capital expenditures to temporarily decrease, and we anticipate research and development expenses to subsequently increase for ITIL-306-202.
Components of Operating Results

Operating Expenses
Research and Development
Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees, and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the three and nine months ended September 30, 2023 and 2022, we did not allocate our research and development expenses by program.
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

DRAFT - DO NOT DISTRIBUTE

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

Restructuring and Impairment Charges

Restructuring and impairment charges consist primarily of:
•building and asset impairment charges related to our facility in Tarzana, which we have ceased using as a manufacturing facility;
•contract terminations, including contract terminations related to the Tarzana facility; and
•severance and other employee-related costs.
Our restructuring plan was designed to reduce costs, reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies and consolidate our manufacturing activities to one facility. As part of the restructuring plan, our ITIL-168 development program was discontinued, we transitioned clinical manufacturing and trial operations of ITIL-306 to the United Kingdom and, as a result, we reduced our U.S. workforce by approximately 96% and our U.K. workforce by approximately 42%.

Interest Income

Interest income consists of interest income from funds held in our cash and cash equivalent accounts, and marketable securities.

Interest Expense

Interest expense consists of interest expense on our note payable and amortization of loan origination costs.

DRAFT - DO NOT DISTRIBUTE

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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. We maintain full valuation allowance against net deferred tax assets for the United States and the United Kingdom. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs, since the Company’s inception, and the inability to carryback these NOLs to prior periods. Furthermore, the Company determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future. The timing and the reversal of the Company’s valuation allowance will continue to be monitored.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$
Operating expenses:
Research and development	$8,492	$39,660	$(31,168)
General and administrative	11,941	16,989	(5,048)
Restructuring and impairment charges	46,283	—	46,283
Total operating expenses	66,716	56,649	10,067
Loss from operations	(66,716)	(56,649)	(10,067)
Interest income	2,313	1,276	1,037
Interest expense	(2,003)	(807)	(1,196)
Other expense, net	(1,026)	(415)	(611)
Loss before income tax benefit	(67,432)	(56,595)	(10,837)
Income tax benefit	—	371	(371)
Net loss	$(67,432)	$(56,224)	$(11,208)

DRAFT - DO NOT DISTRIBUTE

Research and Development Expenses
Research and development expenses were $8.5 million and $39.7 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in research and development expenses during this period of $31.2 million was primarily due to:

•$18.6 million decrease in costs from reduced headcount, consisting primarily of decreases of $15.3 million in wages and benefits, $2.5 million in stock-based compensation expense and $0.8 million for other employee-related expenses in relation to our research and development personnel;
•$7.3 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$5.3 million decrease in expenses related to facilities and overhead, depreciation and amortization, and other expenses due to strategic reductions made in these areas.
We anticipate that our research and development expenses will generally decrease in the near term as a result of implementing significant workforce reductions and adapting to changes in our company’s size. Additionally, we have transitioned our clinical manufacturing and trial operations of ITIL-306 to our facilities in the United Kingdom which we expect would further reduce costs.
While these actions are expected to lead to a temporary reduction in expenses, we anticipate research and development expenses will increase as we enroll patients in our ITIL-306-202 clinical trial and incur expenses in connection with the trial’s progression.
General and Administrative Expenses
General and administrative expenses were $11.9 million and $17.0 million for the three months ended September 30, 2023 and 2022, respectively. The net decrease of $5.0 million was primarily due to:

•$4.9 million decrease in costs mainly due to a decrease in wages of $3.2 million, a decrease of travel, entertainment and recruiting expenses of $0.9 million, and a decrease in stock based compensation expense of $0.8 million; and
•$1.0 million decrease in consulting and professional services costs, mainly consisting of a decrease in costs of legal consultants of $0.9 million, and a decrease of operation consultants, marketing, and executive service fees of $0.1 million; offset by
•$0.9 million increase in facility and other office expenses.
We anticipate our general and administrative expenses to decrease generally as a result of implementing significant workforce reductions, adapting to changes in our company’s size, and transitioning most of our operations to the United Kingdom. If any of our product candidates receive marketing approval, we expect to incur additional expenses related to commercialization activities.

Restructuring and Impairment Charges
Restructuring and impairment charges were approximately $46.3 million for the three months ended September 30, 2023. We did not incur any such charges in the three months ended September 30, 2022. The expense of $46.3 million was primarily due to:

•$41.5 million in costs related to the impairment of our commercial and clinical buildings;
•$4.6 million in costs from impairments of assets held for sale;
•$0.1 million in costs from impairments of right-of-use assets; and
•$0.1 million in costs consisting of severance payments and benefits continuation costs.

DRAFT - DO NOT DISTRIBUTE

Interest Income, Interest Expense and Other Expense, Net

Interest income, interest expense and other expense, net was $0.7 million of expense and $0.1 million of income for the three months ended September 30, 2023 and 2022, respectively. The increase in expense of $0.8 million was primarily due to:

•$2.0 million increase of interest expense from our note payable;
•$0.4 million loss from our derivative investment; and
•$0.1 million increase of other expenses; offset by
•$1.0 million of interest income related to our investments; and
•$0.7 million gain on foreign currency transactions.
Income Tax Benefit
Income tax benefit decreased from $0.4 million benefit for the three months ended September 30, 2022 to nil for the three months ended September 30, 2023. Income tax was nil for the three months ended September 30, 2023 since we maintained a full valuation allowance on the net deferred tax assets for the United States and the United Kingdom in both jurisdictions. We have concluded that it is more likely than not that we will not realize our deferred tax assets.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$
Operating expenses:
Research and development	$37,621	$120,334	$(82,713)
General and administrative	36,681	49,325	(12,644)
Restructuring and impairment charges	71,847	—	71,847
Total operating expenses	146,149	169,659	(23,510)
Loss from operations	(146,149)	(169,659)	23,510
Interest income	6,671	1,859	4,812
Interest expense	(3,229)	(1,138)	(2,091)
Other expense, net	(455)	(1,863)	1,408
Loss before income tax benefit	(143,162)	(170,801)	27,639
Income tax benefit	—	1,468	(1,468)
Net loss	$(143,162)	$(169,333)	$26,171

Research and Development Expenses
Research and development expenses were $37.6 million and $120.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in research and development expenses of $82.7 million was primarily due to:

•$52.4 million decrease in costs from reduced headcount, consisting primarily of decreases of $39.2 million in wages and benefits, $8.9 million in stock-based compensation expense, $2.0 million in other employee-related expenses in relation to our research and development personnel and $2.3 million in professional services;

DRAFT - DO NOT DISTRIBUTE

•$19.7 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$10.6 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to strategic reductions made in these areas.

We anticipate that our research and development expenses will generally decrease in the near term as a result of implementing significant workforce reductions and adapting to changes in our company’s size. Additionally, we have transitioned our clinical manufacturing and trial operations of ITIL-306 to our facilities in the United Kingdom which we expect would further reduce costs.

While these actions are expected to lead to a temporary reduction in expenses, we anticipate research and development expenses will increase as we enroll patients in our ITIL-306-202 clinical trial and incur expenses in connection with the trial’s progression.
General and Administrative Expenses
General and administrative expenses were $36.7 million and $49.3 million for the nine months ended September 30, 2023 and 2022, respectively. The net decrease of $12.6 million was primarily due to:

•$10.6 million decrease in costs mainly due to a decrease in wages of $6.2 million, a decrease of travel and entertainment and recruiting expenses of $3.2 million, and a decrease in stock based compensation expense of $1.2 million;
•$3.2 million decrease in costs from reduced usage of professional services and consultants, consisting primarily of a decrease of $1.5 million for information technology consultants, and a decrease for business operations consultants of $1.7 million; and
•$1.0 million decrease in insurance expense and depreciation; offset by
•$2.2 million increase in facility expense and other office expenses.

We anticipate our general and administrative expenses to decrease generally as a result of implementing significant workforce reductions, adapting to changes in our company’s size, and transitioning our operations to the United Kingdom. If any of our product candidates receive marketing approval, we expect to incur additional expenses related to commercialization activities.
Restructuring and Impairment Charges

Restructuring and impairment charges were approximately $71.8 million for the nine months ended September 30, 2023. We did not incur any such charges in the nine months ended September 30, 2022. The expense of $71.8 million was primarily due to:

•$41.5 million in costs related to the impairment of our commercial and clinical building;
•$16.2 million in costs from impairments of assets held for sale;
•$7.7 million in costs from impairments of right-of-use assets;
•$2.6 million in costs from a leasehold improvement impairments;
•$1.9 million in costs consisting of severance payments and benefits continuation costs; and
•$1.9 million in costs resulting from termination of contracts.

Interest Income, Interest Expense and Other Expense, Net

Interest income, interest expense and other expense, net were $3.0 million of income and $1.1 million of expense for the nine months ended September 30, 2023 and 2022, respectively. The increase in income of $4.1 million was primarily due to:

•$4.8 million of interest income related to our investments; and
•$2.8 million gain on foreign currency transactions; offset by

DRAFT - DO NOT DISTRIBUTE

•$0.5 million loss from our derivative investment;
•$2.9 million of interest expense from our note payable; and
•$0.1 million of other losses.
Income Tax Benefit
Income tax benefit decreased from $1.5 million for the nine months ended September 30, 2022 to nil for the nine months ended September 30, 2023. Income tax was nil for the nine months ended September 30, 2023 since we maintained a full valuation allowance on the net deferred tax assets for the United States and the United Kingdom in both jurisdictions. We have concluded that it is more likely than not that we will not realize our deferred tax assets.
Liquidity and Capital Resources

Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of September 30, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $184.5 million, which consists of $9.1 million in cash and cash equivalents, $1.0 million in restricted cash and $174.3 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Prior to our initial public offering, or IPO, we funded our operations primarily through the issuance and sale of convertible preferred stock. From our inception through March 2021, we raised net cash proceeds of $380.1 million from the issuance and sale of our convertible preferred stock.

In March 2021, we raised net proceeds of $339.0 million in our IPO, pursuant to which we sold an aggregate of 18,400,000 shares of common stock.
In June 2022, our wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building, which is partially complete and expected to reach full completion before the end of 2023. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. As of September 30, 2023, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $1.7 million.
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

DRAFT - DO NOT DISTRIBUTE

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
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid as of September 30, 2023, which payment is contingent on future events, was $13.3 million.
Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, rising interest rates, conflicts in Ukraine and the Middle East, and recent and potential future bank failures. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors.”

DRAFT - DO NOT DISTRIBUTE

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of September 30, 2023, our future minimum lease payments under committed or non-cancelable lease agreements were $5.6 million.
Our contractual obligations and commitments primarily consist of amounts we will pay to the general contractor for constructing and developing land and buildings in Tarzana, California, which we acquired in October 2020 for $37.6 million. Our contractual commitments for this development project are limited to unreimbursed spend by the general contractor. As of September 30, 2023, less than $0.1 million was contractually committed to the development of this project.
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
During the nine months ended September 30, 2023, the Company recorded aggregate restructuring and impairment charges of approximately $71.8 million related to contract termination, asset impairments, severance payments and other employee-related costs. The Company currently estimates that it will incur charges of up to $2.5 million in connection with the Plan, consisting primarily of cash expenditures for retention bonus payments and related costs, excluding any charges or costs associated with any potential sale of its facilities and asset impairments. The Company expects all material restructuring charges to be incurred before the end of 2023 and retention bonuses to be paid before the end of 2024.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Cash used in operating activities	$(68,648)	$(143,188)
Cash provided by investing activities	27,178	81,739
Cash provided by financing activities	8,082	65,684
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(33,388)	$4,235
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2023 was $68.6 million, which consisted of the net loss of $143.2 million and a $8.0 million net change to our net operating assets and liabilities, offset by $82.5 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $0.7 million in accounts payable, a decrease of $5.3 million in accrued expenses, accrued restructuring expenses and other current liabilities, an increase of $1.1 million in prepaid expenses and other current assets, an decrease of $0.3 million in other long-term assets, and a decrease of $1.2 million in operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation of $13.6 million, impairment of fixed assets of $60.1 million, impairment of right-of-use assets of $7.7 million and depreciation expense of $3.7 million, offset by accretion on invested securities of $4.7 million.
Cash used in operating activities for the nine months ended September 30, 2022 was $143.2 million, which consisted of the net loss of $169.3 million, and an increase of $4.0 million net change to our net operating assets and

DRAFT - DO NOT DISTRIBUTE

liabilities, partially offset by $30.1 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to an increase of $0.7 million in accounts payable, partially offset by a decrease of $0.2 million in accrued expenses and other liabilities, an increase of $2.2 million in prepaid expenses and other current assets, an increase of $2.1 million in other long-term assets and a decrease of $0.2 million in operating lease liabilities. The non-cash charges were primarily due to stock-based compensation of $23.8 million, depreciation expense of $3.9 million and a foreign exchange remeasurement loss of $2.8 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2023 was $27.2 million, consisting primarily of $47.8 million of cash provided by marketable securities investments, offset by $20.6 million of cash used to purchase property, plant and equipment.
Cash provided by investing activities for the nine months ended September 30, 2022 was $81.7 million, which consisted primarily of $154.5 million of cash provided by marketable securities investments, offset by $71.6 million of cash used to purchase property, plant and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2023 was $8.1 million, which was primarily related to cash proceeds from our note payable of $8.7 million, offset by loan payments of $0.6 million.
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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report.

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

DRAFT - DO NOT DISTRIBUTE

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, we depreciate or amortize the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. To date, we have recorded impairment losses on long-lived assets associated with a sustained decrease in our stock price and the restructuring plan implemented on December 2, 2022 for a strategic prioritization of our preclinical and clinical development programs. We recognized a non-cash impairment charge of $2.6 million during 2023 for leasehold improvements. The impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
During the three months ended September 30, 2023, we determined there were indicators of impairment on our buildings and construction work-in-progress asset groups. As a result, we performed recoverability tests on these groups and concluded these assets’ undiscounted cash flows did not exceed their carrying values. We estimate the fair value of our buildings through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data, such as comparable building sales and occupancy rates. The fair value of our buildings were determined to be $132.5 million, falling below the carrying value of $174.0 million. This led to an impairment of $41.5 million recognized in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” The fair value of these assets are classified within Level 2 of the fair value hierarchy.
See Notes 3, 6 and 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us is included in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

DRAFT - DO NOT DISTRIBUTE

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that

DRAFT - DO NOT DISTRIBUTE

such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

Part II. Other Information
Item 1. Legal Proceedings

From time to time, the Company has contingent liabilities that arise in the ordinary course of its business activities. For example, in the quarter ended September 30, 2023, a complaint was filed against the Company and certain individuals by a former supplier seeking, among other things, contract and conversion damages in the amount of approximately $1.94 million related to a cancelled contract. The Company accrues a liability for this and other such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

DRAFT - DO NOT DISTRIBUTE

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
Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $143.2 million and $169.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $568.1 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date, as well as $82.8 million from our construction loan, as of September 30, 2023. We have no products approved for commercialization and have never generated any revenue from product sales.
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

DRAFT - DO NOT DISTRIBUTE

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
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, we recently implemented a strategic reprioritization of our preclinical and clinical development programs to reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies and discontinue our ITIL-168 development program. As part of this strategic restructuring plan, we reduced our U.S. workforce to a team of approximately 15 to lead global business operations, reduced our UK workforce to re-align our operating model and transitioned clinical manufacturing and clinical trial operations to the United Kingdom. We may experience unforeseen delays or other challenges in finalizing this transition overseas, which could adversely impact our clinical trial plans, timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. We will need to develop commercial capabilities, and we may not be successful in doing so.
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.

DRAFT - DO NOT DISTRIBUTE

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
As of September 30, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $184.5 million, which consists of $9.1 million in cash and cash equivalents, $1.0 million in restricted cash and $174.3 million in marketable securities. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. For instance, we may not achieve all the expected cost savings of our strategic restructuring plan, and we may expend more capital than expected in connection with the transition of our clinical manufacturing and trial operations of ITIL-306 to the United Kingdom. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue

DRAFT - DO NOT DISTRIBUTE

to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from the ongoing armed conflicts in Ukraine and in the Middle East, heightened inflation and interest rate increases, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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
To date, we have recorded significant impairment losses on long-lived assets associated with a sustained decrease in our stock price and the restructuring plan implemented in December 2022 and an extended restructuring plan executed in the first quarter of 2023, for a strategic prioritization of our preclinical and clinical development programs. In addition, during the three months ended September 30, 2023, due to downward revisions in our internal forecasts made in the third quarter, including future expected cash flows, we determined there were indicators of impairment on our buildings and construction work-in-progress asset groups. As a result, in the nine months ended September 30, 2023, we recorded aggregate restructuring and impairment charges of approximately $71.8 million related to contract termination, asset impairments, severance payments and other employee-related costs. This amount includes our Tarzana, California manufacturing facility that we identified and classified as held for sale, which is reflected at the lower of carrying value or fair value less costs to sell, which resulted in $16.2 million in impairment charges and a remaining value of $1.6 million being classified as assets held for sale. We also determined that right-of-use assets were impaired, as the restructuring plan has resulted in a cessation of use for several of our locations under lease, and we recognized an impairment loss of $7.7 million. We currently estimate that we will incur additional charges of up to $2.5 million in connection with the Plan, although this estimated amount does not include any non-cash charges associated with stock-based compensation or any charges or costs associated with any potential sale of our Tarzana, California facility and asset impairments, if any. The charges that we currently estimate incurring in connection with the restructuring plan are estimates only and are subject to a number of assumptions, and actual results may differ materially, and we may incur additional costs associated with the restructuring plan.
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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Companies that are developing TIL therapies include Achilles Therapeutics, Ltd., CBIO A/S, Intima Bioscience, Inc., Iovance Biotherapeutics Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Neogene Therapeutics, B.V., a subsidiary

DRAFT - DO NOT DISTRIBUTE

of AstraZeneca Plc., Obsidian Therapeutics, Inc., PACT Pharma, Inc., TILT Biotherapeutics LLC and Turnstone Biologics, Corp. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Adaptimmune Therapeutics, Plc, Immatics N.V., Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb, Inc., Kite Pharma, Inc., a subsidiary of Gilead, Inc., and Poseida Therapeutics, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates. For example, companies such as Artiva Biotherapeutics, Inc., Celyad Oncology, S.A., and Nkarta, Inc. are developing therapies that target and/or engineer natural killer, or NK, cells.
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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Our business and operations would suffer in the event we, or the third parties upon which we rely, suffer computer system failures, cyberattacks or a deficiency in our or such third parties’ cybersecurity.
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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Similar reform measures have been considered and adopted at the state level as well.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

The stock market in general, and the Nasdaq Stock Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflicts in Ukraine and the Middle East, supply chain disruptions, heightened inflation and interest rate increases, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and potentially worsening global economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us because pharmaceutical and biotechnology companies have experienced significant stock volatility in recent years. Recently, multiple plaintiffs’ law firms publicly issued announcements stating that they are investigating potential securities law claims on behalf of our investors. Such litigation, if instituted against us, could cause us to incur substantial costs, subject us to damages or settlement awards and divert management’s attention and resources from our business, which could materially harm our reputation, business, financial condition, results of operations and prospects.
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
As of November 9, 2023, we had outstanding 130,079,097 shares of common stock.
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

DRAFT - DO NOT DISTRIBUTE

Additionally, as of September 30, 2023 the holders of approximately 57.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We are an “emerging growth company” and a “smaller reporting company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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

DRAFT - DO NOT DISTRIBUTE

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
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Portions of our future clinical trials may be conducted outside of the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from a disease outbreak, epidemic or pandemic, or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

DRAFT - DO NOT DISTRIBUTE

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

DRAFT - DO NOT DISTRIBUTE

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTIL BIO, INC.

November 13, 2023	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)