Form 10-K
period 2023-12-31
Instil Bio, Inc.
filed 2024-03-21
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2023 of $11.02 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,503,913 shares of Common Stock, $0.000001 par value per share	March 19, 2024

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2023.

Part I

Item 1. Business.

Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. We seek to in-license/acquire and develop novel therapeutic candidates in diseases with significant unmet medical need. Our first such program is an engineered tumor infiltrating lymphocyte, or TIL, cell therapy for the treatment of cancer, which we acquired in 2020. We intend to evaluate and explore additional opportunities to in-license promising therapeutic candidates.
Using our Co-Stimulatory Antigen Receptor, or CoStAR™, platform we generated ITIL-306, a genetically modified TIL targeting folate receptor alpha, or FRα, which was previously our lead product candidate. These modified TILs, or CoStAR-TILs, provide potent costimulation to T cells within the tumor microenvironment by expressing novel CoStAR molecules which bind to tumor associated antigens, such as FRα. In October 2022, we announced the successful dosing of the first patient with non-small cell lung cancer, or NSCLC, in a Phase 1 clinical trial of ITIL-306 in the United States, ITIL-306-201. In 2023, we closed our U.S. manufacturing and clinical trial operations, ceased enrollment in the ITIL-306-201 clinical trial and pivoted our manufacturing and clinical operations to the UK with the expectation of commencing another phase 1 clinical trial of ITIL-306 in the United States and United Kingdom, ITIL-306-202, in 2023. In January 2024, we announced that we plan to close our UK manufacturing and clinical trial operations. As a result, we have ceased all ITIL-306 Phase 1 clinical trial activities.
In January 2024, we announced that we entered into an agreement with a third-party to develop an autologous FRα CoStAR-TIL, or the Collaboration Product, for potential open-label investigator-initiated trials, or IITs, in NSCLC in China. Initial feasibility studies for the Collaboration Product have been completed and, assuming continued collaboration progress, the next steps would be for our collaborator to lead opening IITs to enroll patients. The Collaboration Product will be manufactured by our collaborator utilizing our proprietary FRα CoStAR construct in our collaborator’s manufacturing process. Our collaborator has an option to exclusively license the Collaboration Product in China and Taiwan.
Our Strategy
Our goal is to leverage our business development capabilities to in-license/acquire and develop a pipeline of novel therapies. In order to achieve this goal, our strategy involves the following elements:

•In-license/acquire therapeutic assets. We intend to leverage our network of deep industry relationships and competitive intelligence to identify novel therapeutics that may be available for us to license or acquire on commercially attractive terms for development globally.
•Advance development of FRα CoStAR-TIL with our Collaborator. We intend, if our early-stage collaboration activities are successful, to consider developing FRα CoStAR-TIL in the United States.
Our Current Pipeline
We are building a pipeline of novel therapeutic candidates. We are developing genetically engineered TIL product candidates modified with CoStAR to augment the activation of TILs in the tumor microenvironment. In preclinical studies, CoStAR+ T cells demonstrated markedly increased activity as compared to normal T cells, including enhanced cytokine expression and proliferative capacity. CoStAR’s modular architecture can be adapted to potentially target any cell surface antigen, which would allow us to potentially develop additional CoStAR-TIL product candidates that enhance TIL function in multiple solid tumors. We have generated a number of constructs containing antigen-binding domains directed against different tumor-associated antigens that are expressed by a wide variety of tumor types, including stomach, colorectal, pancreatic, breast and other cancers. ITIL-306 expresses a CoStAR molecule designed to recognize FRα, a tumor-associated antigen that is expressed on numerous solid tumors, including ovarian cancer, uterine cancer, NSCLC and renal cancer.

Background on CoStAR-TILs

T cells are one of the key cell types of the immune system. Their roles include targeting cells that pose a threat to our health, such as infected or cancerous cells, for direct killing, as well as producing soluble mediators of immunity, like cytokines, to improve or otherwise modulate the overall immune response. T cells recognize and target these cells for killing through the engagement of the T cell receptor, or TCR, by peptide antigens presented on the surface of the target cell by the major histocompatibility complex, or MHC. T cell therapies can be generated from tumor-infiltrating lymphocytes, or TILs, collected from a resected tumor.
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
We believe CoStAR provides the following key advantages to TILs:

Enhanced cytokine secretion. Our CoStAR-TIL product candidates are designed to secrete high levels of activating cytokines into their surrounding microenvironment upon the engagement of unique tumor neoantigens by the TILs’ native TCRs in combination with the engagement of the target by CoStAR. We have demonstrated that in conditions with OKT3 expressing lines, CoStAR exhibits FRα-dependent enhancement in activity, with all levels of FRα significantly enhancing IL-2, IFNγ and TNFα release. Additionally, the production of immunosuppressive cytokines is reduced. We believe that these properties of our CoStAR-TILs will stimulate immune cell migration into tumors, which may, in turn, drive additional immune reaction to the tumor, resulting in the conversion of poorly immunogenic tumors with few endogenous immune cells into inflamed tumors with a broad array of activated immune cell subsets. Such inflamed tumors have been shown to be more amenable to treatment with immunotherapies and to have better prognosis.
Broad platform allows for targeting shared tumor-associated antigens. A defining feature of our CoStAR platform is its expected safety profile. Unlike conventional ADC or CAR-T therapies, CoStAR’s engagement with the cell expressing its target antigen alone does not trigger its elimination. This key attribute allows us to consider a wide array of tumor associated antigens to target with our CoStAR-TIL product candidates with fewer concerns related to safety risk associated with normal tissue expression. In addition to the tumor-associated antigens commonly targeted by other therapeutic modalities, such as HER2, CoStAR may have the potential to target other antigens, including those with extensive normal tissue expression.
Commercialization Plan

If any of our product candidates are approved, we expect to commercialize those products with an experienced sales, marketing and distribution organization, including a national specialty oncology sales force. As product candidates advance through our pipeline, our commercial plans will evolve as we consider elements such as the market potential.

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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Companies that are developing engineered TIL therapies include Achilles Therapeutics, Ltd., AstraZeneca plc (Neogene Therapeutics, B.V.), Intima Bioscience, Inc., Iovance Biotherapeutics Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Obsidian Therapeutics, Inc. and Turnstone Biologics Corp. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Bristol-Myers Squibb, Inc. (Juno Therapeutics, Inc.), Gilead, Inc. (Kite Pharma, Inc.), Immatics N.V., and Poseida Therapeutics, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates.
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
We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our TIL product candidates. Our competitors also may obtain U.S. Food and Drug Administration, or FDA, or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our TIL product candidates, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.
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
We are pursuing patent applications in both the United States and abroad directed to our manufacturing process, including devices and methods for isolating TILs and expansion of cell populations. The earliest of these patent applications, if issued, would expire in 2038, without taking into account any possible patent term adjustment or extension. We are also pursuing patent applications in the United States and abroad as to indication-specific methods of treatment and our modified TIL program, including receptors providing targeted costimulation for adoptive cell therapy.
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
Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
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
In the European Union, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with the applicable requirements, clinical study development may proceed. The requirements and process governing the conduct of clinical studies, are to a significant extent harmonized at the European Union-level but could vary from country to country. In all cases, the clinical studies are conducted in accordance with Good Clinical Practices, or GCP, and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The way clinical trials are conducted in the European Union underwent a major change when the Clinical Trial Regulation (Regulation (EU) No 536/2014) became applicable on January 31, 2022. The Regulation harmonizes the assessment and supervision processes for clinical trials throughout the European Union via a Clinical Trials Information System, which will contain a centralized European Union portal and database.
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

The medicinal products we are developing, which are based on genes, cells or tissues, may be considered advanced therapy medicinal products, or ATMPs, in the European Union if they meet the scientific criteria for defining an ATMP. The principles of the aforementioned medicines legislation apply to ATMPs. All ATMPs must obtain a marketing authorization from the European Medicines Agency, or EMA, and are regulated through the centralized authorization procedure. Regulation (EC) No 1394/2007, or the ATMP Regulation, provides specific incentives to accelerate the development of such products, including fee reductions for scientific advice, an ATMP classification procedure (for all developers) and a certification procedure for quality and non-clinical data (for SMEs only).
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
As of January 31, 2020, the United Kingdom is no longer a member state of the EU, and therefore a separate approval will be required to market a medicinal product in the United Kingdom. The United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA, has issued guidance regarding the requirements for licensing and marketing therapeutic drugs and biologics post-Brexit. More recently, in March 2023, the UK government and the European Commission reached agreement on a regulatory framework to replace the Northern

Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom, while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.
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

Facilities

We own clinical and commercial manufacturing space in Tarzana, California. The total facility consists of 128,097 square feet of clinical and commercial manufacturing space. We are evaluating various monetization options for the Tarzana facility, including a potential sale or lease.
Our headquarters is located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 42,240 square feet of laboratory and office space in Thousand Oaks, California, under a lease that expires in October 2026. We are evaluating options to potentially sublease the Thousand Oaks space.
We lease 11,389 total square feet of laboratory and office space in Manchester, United Kingdom under eight leases that expire in July 2024; however early notice has been served pursuant to these leases and they will expire in April 2024. We also lease 7,728 square feet of leased laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2030, which in each case is subject to renewal.
We believe that our current facilities are adequate for our current needs.
Employees and Human Capital Resources

In December 2022, our Board of Directors approved a restructuring plan to reduce costs and reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies. As part of the restructuring plan, we discontinued our ITIL-168 development program and reduced our U.S. workforce by approximately 60% during the first quarter of 2023.
In January 2023, our Board of Directors approved an expansion of the restructuring plan and extended the U.S. reduction in force, resulting in a team of approximately 15 in the United States to lead global business operations and approximately 65 employees in the United Kingdom for research, development, clinical studies and technical operations.
In January 2024, our Board of Directors approved a restructuring plan that includes closing our United Kingdom manufacturing and clinical trial operations. As part of this restructuring plan, we expected to reduce our workforce in the United Kingdom by approximately 61%. This workforce reduction is expected to be substantially completed by the first half of 2024.
As of March 19, 2024, we had 49 employees, all of whom were full-time. Of these employees, 33 were engaged in research and development activities. Most of our employees are based in Dallas, Texas, greater Los Angeles, California and Manchester, United Kingdom. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
•We have a limited operating history and no history of completing any clinical trial or commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or to curtail our planned operations and the pursuit of our growth strategy.
•All of our product candidates are currently in preclinical development and potential investigator-initiated clinical stage. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for the indications we seek, or experience significant delays in doing so, our business will be harmed.
•Because our Collaboration Product and any future product candidates developed from our CoStAR platform represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
•We do not currently have any active clinical trials. We may derive results for our Collaboration Product from open-label investigator-initiated trials led by our collaborator in China. IITs are conducted by principal investigators; our role in the trials and access to the clinical results and data are limited and there is no assurance that the clinical data from our collaborator-led IITs will be accepted or considered by the FDA, or other comparable regulatory authorities.

•The regulatory approval processes of the FDA, MHRA, EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
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
•As an organization, we are early in the process of potentially conducting our first collaborator-led IITs and have no prior experience in a similar collaboration, in conducting IITs in China, or in completing clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including our Collaboration Product.
•We may not be successful in our efforts to build a pipeline of additional product candidates either internally or by identifying and licensing-in or otherwise acquiring novel product candidates on commercially attractive terms.
•Biologics are complex and difficult to manufacture. We have experienced, and may in the future experience, manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business. We may experience new manufacturing challenges by relying on collaborators or other third parties for manufacturing capabilities and expertise.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $156.1 million and $223.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $581.0 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date, as well as $82.8 million from our construction loan. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are in preclinical development and potential investigator-initiated clinical stage. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
•pursue our collaboration and seek to potentially license-in or otherwise acquire new product candidates, as well as potentially initiate and complete clinical trials of product candidates;
•continue to advance the preclinical and clinical development of product candidates and our preclinical and discovery programs, including in our CoStAR platform;
•seek regulatory approval for any product candidates that successfully complete clinical trials;
•continue to develop our product candidate pipeline;
•scale up our clinical and regulatory capabilities;
•rely on collaborators or other third parties to manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
•establish a commercialization infrastructure and scale up internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•maintain, expand and protect our intellectual property portfolio;
•hire clinical, manufacturing quality control, regulatory, manufacturing and scientific and administrative personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•incur legal, accounting and other expenses in operating as a public company.

To date, we have not generated any revenue from product sales. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities and all of our product candidates are in early stage development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.
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
We have a limited operating history and no history of completing any clinical trial or commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a biopharmaceutical company with a limited operating history. We commenced operations in 2019, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, acquiring our technology and product candidates, acquiring our facilities in Tarzana, California, developing manufacturing capabilities and developing product candidates, including undertaking preclinical studies and initiating clinical trials which were subsequently discontinued. To date, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, we implemented several strategic reprioritizations of our preclinical and clinical development programs and elected to discontinue our ITIL-168 development program and our ITIL-168 and ITIL-306 clinical trials. As part of these various restructurings, we reduced our U.S. workforce to a team of approximately 15 to lead global business operations, and are in the process of reducing our UK workforce by approximately 61%. We may experience unforeseen delays or other challenges in implementing our most recent restructuring, which could adversely impact our timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. We will need to develop clinical, manufacturing, regulatory and commercial capabilities, and we may not be successful in doing so.
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.

Our operations have consumed substantial amounts of cash since inception. Identifying and acquiring potential new product candidates, conducting preclinical testing and clinical trials and developing manufacturing operations for our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, build our manufacturing capabilities, seek marketing approval for any product candidates that successfully complete clinical trials and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of December 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $175.0 million, which consists of $9.2 million in cash and cash equivalents, $1.5 million in restricted cash, $141.2 million in marketable securities and $23.2 million in long-term investments. We believe that our existing cash, cash equivalents, restricted cash, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. For instance, we may not achieve all the expected cost savings of our current strategic restructuring plan, and we may expend more capital than expected in connection with the 2024 closure of our UK manufacturing and clinical trial operations. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of our collaborator-led investigator-initiated trials, or IITs, and discovery, preclinical development, laboratory testing and related activities for our product candidates;
•the extent to which we develop, in-license or otherwise acquire other product candidates and technologies for our product candidate pipeline;

•our ability to achieve efficiencies and expected cost reductions in connection with our recent strategic restructuring plans;
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
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from the ongoing armed conflicts in Ukraine, and in the Middle East, U.S.-China trade and political tensions, heightened inflation and interest rate increases, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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
To date, we have recorded significant impairment losses on long-lived assets associated with a sustained decrease in our stock price and the restructuring plan implemented in December 2022 and an extended restructuring plan executed in the first quarter of 2023, for a strategic prioritization of our preclinical and clinical development programs. In addition, during year ended December 31, 2023, due to downward revisions in our internal forecasts made during the year, including future expected cash flows, we determined there were indicators of impairment on our buildings and construction work-in-progress asset groups. As a result, in the year ended December 31, 2023, we recorded aggregate restructuring and impairment charges of approximately $72.0 million related to contract termination, asset impairments, severance payments and other employee-related costs. This amount includes our Tarzana, California manufacturing facility that we identified and classified as held for sale, which is reflected at the lower of carrying value or fair value less costs to sell, which resulted in $16.3 million in impairment charges. We also determined that right-of-use assets were impaired, as the restructuring plan has resulted in a cessation of use for several of our locations under lease, and we recognized an impairment loss of $7.7 million. We currently estimate that we will incur additional charges of up to $6.1 million in connection with the 2024 Plan (as defined and discussed in Note 12 to the financial statements included elsewhere in this Form 10-K), although this estimated amount does not include any non-cash charges associated with stock-based compensation or any charges or costs associated with any potential sale of our Tarzana, California facility and asset impairments, if any. The charges that we currently estimate incurring in connection with the restructuring plan are estimates only and are subject to a number of assumptions, and actual results may differ materially, and we may incur additional costs associated with the restructuring plan.
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
Risks Related to the Development of our Product Candidates

All of our product candidates are currently in preclinical development and potential investigator-initiated clinical stage. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
We currently have no products approved for commercial sale, and all of our product candidates are currently in early-stage development. As an organization, we have no prior experience completing any clinical trials or working in a collaborator-led IIT; we have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of any product candidates that we develop or otherwise may acquire will depend on several factors, including:
•timely and successful completion of preclinical studies and clinical trials;
•effective INDs from the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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
•the prevalence and severity of adverse events experienced with any product candidates;
•the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
•our ability to produce any product candidates we develop on a commercial scale;
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
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations. At any time, we may decide to discontinue the development of, or not to commercialize, a product candidate, such as our decision to discontinue our ITIL-168 development program. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.
Because our Collaboration Product and any future product candidates developed from our CoStAR platform represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
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
We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. For example, in October 2022 we paused enrollment in our then ongoing clinical trials to conduct manufacturing analysis and implement corrective and preventative actions and we subsequently discontinued our clinical trials.
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
Our therapies may be provided to patients in combination with other agents provided by third parties. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third party medical insurers.
We do not currently have any active clinical trials. We may derive results for our Collaboration Product from open-label investigator-initiated trials led by our collaborator in China. IITs are conducted by principal investigators; our role in the trial and access to the clinical results and data are limited and there is no assurance that the clinical data from our collaborator-led IITs will be accepted or considered by the FDA, or other comparable regulatory authorities.

We are early in the process of potentially conducting our first collaborator-led IITs in China. While investigator-initiated trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials and the compliance of the extensive regulatory requirements that the trials are subject to, especially with respect to portion that needs to be performed by third parties. As a result, we are subject to risks associated with the way investigator-initiated trials are conducted. Third parties in such investigator-initiated trials may not perform their responsibilities on our anticipated schedule or consistent with clinical trial protocols or applicable regulations. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the NMPA and other comparable regulatory authorities regarding investigator-initiated trials expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates.
Preclinical studies and clinical trials, including investigator-initiated trials, are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.
All of our product candidates are in early-stage development and their risk of failure is high. We ultimately ceased our clinical trials of ITIL-306 after a strategic pivot to the UK. In 2022, we determined not to resume the clinical trial of our former product candidate ITIL-168 after a voluntary pause following the observation of decreased rates of successful manufacturing; there can be no assurance that we will not in the future observe decreased rates of successful manufacture of drug product for our product candidates or other manufacturing issues, which may lead to further delays or failure in the development of our product candidates, greater than expected expenses, or the redesign or restart of our clinical trials. We have not successfully completed a clinical trial and currently have no active clinical trial. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that our clinical trials, including our potential collaborator-led IIT, will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our clinical trials may not be successful.
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
In addition, even if we successfully complete clinical trials, we cannot guarantee that the FDA, MHRA, EMA or other comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA, MHRA, EMA or other comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
To date, we have not completed any clinical trials required for the approval of any product candidate. We may experience delays in conducting any clinical trials and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed suspended or terminated for a variety of reasons, including in connection with:
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
•our third-party contractors and collaborators may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we or investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
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
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had only limited discussions with the FDA, MHRA, and EMA regarding clinical development programs or regulatory approval for any product candidate within the United States, European Union and United Kingdom, respectively. In addition, we have had no discussions with other comparable foreign authorities, regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.
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
We have invested a significant portion of our time and financial resources in the development of our clinical and preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize product candidates in a timely manner.
Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for any product candidates, the FDA, MHRA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, MHRA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, MHRA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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
Success in preclinical testing and any early investigator-initiated clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical studies and initial clinical trials.
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
As an organization, we are early in the process of potentially conducting our first collaborator-led IITs and have no prior experience in a similar collaboration, in conducting IITs in China, or in completing clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including our Collaboration Product.

We are early in our development efforts for our product candidates and will need to successfully complete clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. As an organization, we are early in the process of potentially conducting our first collaborator-led IITs in China, and have no prior experience in China or a similar collaboration, or in completing any clinical trial, have limited experience in preparing regulatory submissions and have not previously submitted a BLA or MAA for any product candidate. We also do not have a clinical development team. We have only previously treated patients with our TIL product in a compassionate use program in the United Kingdom with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, and dosed one patient in our prior clinical trial for ITIL-306. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unsuccessful in our collaboration and may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our collaboration or planned clinical trials, could prevent us from or delay us in commercializing our product candidates. In addition, Collaboration Product for the potential IITs in China will be manufactured by our collaborator using its manufacturing process; we do not currently have rights to use any proprietary aspects of our collaborator’s manufacturing process for any future clinical trial by us of Collaboration Product in the United States or elsewhere.
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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on our potential Collaboration Product for the treatment of non-small cell lung cancer and potentially licensing-in or otherwise acquiring a new product candidate. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. For example, before prioritizing development of our Collaboration Product, our strategy focused primarily on the development of ITIL-306, which we recently discontinued, and prior to that, ITIL-168 for the treatment of PD-1 inhibitor-relapsed or refractory advanced cutaneous melanoma, which we discontinued in 2022. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We plan to conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
We are party to a collaboration in China designed to facilitate more expedited patient enrollment in a Phase 1 IIT with the goal of generating early clinical data for our Collaboration Product from patients with NSCLC in China. In addition, we may choose to conduct other clinical trials outside the United States, including in the United

Kingdom, Australia, Canada, Europe or other foreign jurisdictions. The acceptance by the FDA of data from an IIT trial conducted in China or any other clinical trial outside the United States may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase 3 clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States, including China, or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We may not be successful in our efforts to build a pipeline of additional product candidates either internally or by identifying and licensing-in or otherwise acquiring novel product candidates on commercially attractive terms.
Our strategy involves in-licensing/acquiring and developing therapeutic assets for diseases with significant unmet medical need. We may not be able to continue to identify, in-license or otherwise acquire, and subsequently develop, new product candidates in addition to our current pipeline. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights or assets that we may consider attractive for further development. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, and companies that do not perceive us to be competitor may be reluctant to consider licensing to us given our lack of experience beyond TILs. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are successful in continuing to build our pipeline, either through internal research and development or through in-licensing or other asset acquisitions, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.
If we do not achieve our plans and projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.
From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones, including in connection with our collaboration. These milestones may include the commencement or completion of, and availability of data from, preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of our current clinical trials or any future clinical trials that we conduct, such as the observed decrease in 2022 of rates of successful manufacturing of ITIL-168 that resulted in the decision to voluntarily pause our clinical trials and contributed in part to our decision to ultimately discontinue our ITIL-168 development program, that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.
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
We may develop our Collaboration Product and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.
We may develop our Collaboration Product and future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, MHRA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.
We may also evaluate product candidates in combination with one or more other third-party product candidates that have not yet been approved for marketing by the FDA, MHRA, EMA or comparable foreign regulatory authorities. If so, we will not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.
If the FDA or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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
We have research labs located in Manchester, United Kingdom. Further, since a significant proportion of the regulatory framework in the United Kingdom that is applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period and frequent delays in the transit of goods between the United Kingdom and the European Union. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future, and we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.
Risks Related to the Manufacturing of our Product Candidates

Biologics are complex and difficult to manufacture. We have experienced, and may in the future experience, manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business. We may experience new manufacturing challenges by relying on collaborators or other third parties for manufacturing capabilities and expertise.
The manufacture of biologic products, particularly cell therapy products, is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies.
The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or enforcement action from the FDA, MHRA, EMA or comparable regulatory authorities. If we or our manufacturers were to fail to comply with the requirements of the FDA, MHRA, EMA or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.
Biological products, particularly cell therapy products, are inherently difficult to manufacture. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Our production process requires a number of highly specific raw materials, cells and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cells and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays.
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

Manufacturing problems may result in a delay in the timelines for our clinical trials. For example, in October 2022 we voluntarily paused enrollment in our clinical trials for ITIL-168 following a decrease in the rate of successful manufacturing of ITIL-168, resulting in the inability to dose some patients, and also voluntarily paused enrollment in our Phase 1 trial of ITIL-306, although no manufacturing failures were observed in this trial. We thereafter resumed our clinical trial for ITIL-306 prior to our discontinuation of our ITIL-306 development program. We informed all applicable regulatory agencies of our voluntary pause and no regulatory agency, including the FDA, issued a clinical hold on any of our prior clinical trials, although there can be no assurance that we will not be subject to a clinical hold in the future. We completed an end-to-end analysis of our manufacturing processes and have taken corrective actions to improve the rate of manufacturing success, but there can be no assurance that these actions will be effective or that we will not experience other manufacturing issues in the future.
We currently rely, and expect to continue to rely, on third party manufacturers, including our collaborator for the potential IITs in China, to manufacture and to perform quality testing. Reliance on third parties exposes us to risks associated with having reduced control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.
The manufacture of our TIL product candidates is difficult and complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or any approved products could be delayed or stopped.
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
We rely on our collaborator to manufacture our Collaboration Product and intend to utilize third parties to manufacture our future product candidates. Therefore, we are subject to the risk that such third parties may not perform satisfactorily.
We rely on our collaboration partner to manufacture our Collaboration Product and intend to rely on outside vendors to manufacture clinical supply of our future product candidates and intend to evaluate potential third-party manufacturing capabilities if necessary to meet further clinical and commercial demand. In the event that we engage third-party manufacturers and they do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements or if there are disagreements between us and any third-party manufacturer, we may be delayed in producing sufficient clinical and commercial supply of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
Reliance on collaborators and third-party providers may expose us to more risk than if we were to manufacture product candidates ourselves. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.
We currently rely, and expect to continue to rely, on third parties to manufacture ingredients of our product candidates and to perform quality testing and we intend to maintain third-party manufacturers for these ingredients, as well as to serve as additional sources of our product candidates, which will expose us to risks including:
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
We depend on third-party suppliers for materials that are necessary for the conduct of preclinical studies and expect to rely on third parties for the manufacture of our product candidates for any future clinical trials, and the loss of these third-party suppliers or their inability to supply us with sufficient quantities of adequate materials, or to do so at acceptable quality levels and on a timely basis, could harm our business.
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
Given the nature of cell therapy manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects. For example, the 2022 investigation of our manufacturing failures identified a central source of contamination in the cell media. Although we have completed an end-to-end analysis of our manufacturing process and implemented corrective actions to improve our manufacturing process, there can be no assurance that such actions will be effective or that we will not in the future experience contamination issues in our manufacturing process.
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

If we are unable to establish sales, marketing and distribution capabilities for any product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
We do not have sales or marketing infrastructure. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market our product candidates in the United States, if they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Achilles Therapeutics, Ltd., AstraZeneca plc (Neogene Therapeutics, B.V.), Intima Bioscience, Inc., Iovance Biotherapeutics Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Obsidian Therapeutics, Inc. and Turnstone Biologics Corp. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Bristol-

Myers Squibb, Inc. (Juno Therapeutics, Inc.), Gilead, Inc. (Kite Pharma, Inc.), Immatics N.V., and Poseida Therapeutics, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates.

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
Risks Related to Our Dependence on Third Parties
We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials.
Our reliance on third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials. Moreover, the FDA requires us to comply with requirements, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining regulatory approvals for our product candidates and may be delayed in our efforts to successfully commercialize our product candidates for targeted diseases.
In addition, investigator initiated trials, or IITs, which are scientific research that is initiated, sponsored, and conducted by an independent investigator(s) and/or institution(s) not affiliated with us, are being, and additional IITs, may be conducted involving potential product candidates, including the potential IITs in China. The investigator, sponsor, and/or investigator/sponsor remains responsible for conception, design, data analysis, publication, and compliance with applicable law. Investigator initiated trials can contribute towards enhancing the understanding of products (such as mechanism of action) and sparking new ideas for further research; however, IITs are generally not supported by pharmaceutical companies for the purposes of generating data that can lead to product labelling changes. Even if an IIT has positive results, additional studies, along with regulatory agency guidance and approval, would be required to advance a pharmaceutical product to the next stage of development and new potential labelling changes or indications. If we are unable to confirm or replicate the results from an IIT or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the IIT been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Negative results in IITs could have a material adverse effect on our efforts to obtain regulatory approval for such product candidates and the public perception of such product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.
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
We do not have a clinical operations team and intend to engage CROs and other third parties to conduct our planned preclinical studies or clinical trials and to monitor and manage data. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by public health emergencies.
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
•our collaborators could be our competitors and product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
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
Our collaboration in China subject us to risks and uncertainties relating to challenged and changing relations between the United States and China.

Trade and political relations between the United States and China are strained. Each country has been enacting sanctions and threatening additional sanctions against the other. The United States Congress has been pursuing potential legislation targeting certain China-based biopharmaceutical companies, among other China-based companies. Additionally, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies, and U.S. laws and regulations affecting biopharmaceutical companies based in or operating in China are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our collaboration, which could harm our business and financial condition.
Even if we obtain regulatory approval for any product candidates, they will remain subject to ongoing regulatory oversight, which may result in significant additional expense.
Even if we obtain any regulatory approval for any product candidates, such product candidates, they will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals that we receive for any product candidates may also be subject to a risk evaluation and mitigation strategy, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.
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
If we fail to comply with applicable regulatory requirements following approval of any product candidates, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates and harm our business, financial condition, results of operations and prospects.
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

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of ITIL-306 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any products would harm our business, financial condition, and results of operations.
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
Our stock price has been, and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the results of our collaboration, the commencement, enrollment or results of our clinical trials of any future clinical trials we may conduct, or changes in the development status of our product candidates;
•our ability to license-in or otherwise acquire any new product candidates;
•any delay in our regulatory filings for any product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•delays in or termination of clinical trials, such as the recent cessation of our ITIL-306 clinical trials and discontinuation of our ITIL-168 clinical program;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of any product candidate;
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
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures, such as the recent reduction in our U.S. workforce to a team of approximately 15;
•to lead global business operations and potential reductions in our UK workforce to re-align our operating model;
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

The stock market in general, and the Nasdaq Stock Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflicts in Ukraine and the Middle East, supply chain disruptions, heightened inflation and interest rate increases, recent and potential future disruptions in access to bank deposits or lending, commitments due to bank failures and potentially worsening global economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
As of March 19, 2024, we had 6,503,913 shares of common stock outstanding.
In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of approximately 1.6 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
Additionally, as of December 31, 2023 the holders of approximately 2.9 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we anticipate to be approximately $3 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data or Information Systems and Data.
The Company’s information technology (IT) Department, led by our Global Head of IT, helps identify, assess, and manage the Company’s cybersecurity threats and risks. The IT Department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example subscribing to reports and services that identity certain cybersecurity threats, using automated tools to identify certain risks within our collaboration environment, evaluating certain threats reported to us, and using intelligence feeds.
Depending on the environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response policy, employee cybersecurity awareness training, encryption of certain data, endpoint detection and response for certain endpoints, network security controls, physical access controls, certain critical systems monitoring, cybersecurity insurance, and a managed Security Operations Center (SOC).
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our senior management along with our IT Department evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of the board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: a threat intelligence service provider, a managed SOC and a managed service for endpoint detection and response.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including reviewing of security assessment reports from certain vendors.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our business and operations would suffer in the event we, or the third parties upon which we rely, suffer computer system failures, cyberattacks or a deficiency in our or such third parties’ cybersecurity.” and “We are subject to a variety of stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and data security, and our actual or perceived failure to comply with them could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.”.
Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Global Head of IT who has over 20 years of experience managing cybersecurity and IT risks, including working at other Biotechnology and Cell Therapy companies.
The Global Head of IT along with the Chief Financial Officer ("CFO") are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The CFO is responsible for approving cybersecurity-related budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Global Head of IT, CFO and Chief Executive Officer (“CEO”). Our Global Head of IT, CFO and CEO work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified.
The Audit Committee receives reports of certain cybersecurity incidents pursuant to the Company's incident response plan. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties.

We own clinical and commercial manufacturing space in Tarzana, California. The total facility consists of 128,097 square feet of clinical and commercial manufacturing space.
Our headquarters is located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 42,240 square feet of laboratory and office space in Thousand Oaks, California, under a lease that expires in October 2026.
We lease 11,389 total square feet of laboratory and office space in Manchester, United Kingdom under eight leases that expire in July 2024, however early notice has been served pursuant to these leases and they will terminate in April 2024. We also lease 7,728 square feet of leased laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2030, which in each case is subject to renewal.
We are evaluating various monetization options for the Tarzana manufacturing facility, including a potential sale or lease, as well as subleases of other facilities under lease including our Thousand Oaks laboratory space. We believe that our current facilities are adequate for our current needs.
Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Stock Market under the symbol “TIL” since March 19, 2021. Prior to that date, there was no public trading market for our common stock.
On December 7, 2023, we effected a 1-for-20 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Annual Report on Form 10-K other than in the historical financial statements and related notes included elsewhere in this Form 10-K, assumes the effect of the reverse stock split.
Holders of our Common Stock

As of March 19, 2024, there were 17 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business.
Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On March 18, 2021, our Registration Statement on Form S-1, as amended (File No. 333-253620), was declared effective in connection with our initial public offering. As of December 31, 2023, we have utilized all of the proceeds from our initial public offering.
Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. We seek to in-license/acquire and develop novel therapeutic candidates in diseases with significant unmet medical need. Our first such program is a tumor infiltrating lymphocyte (TIL) cell therapy for the treatment of cancer, which we acquired in 2020.
On December 13, 2023, we entered into an agreement with a third-party to develop an autologous FRα CoStAR TIL, or the Collaboration Product, for potential open-label investigator-initiated trials, or IITs, in non-small cell lung cancer, or NSCLC, in China. Initial feasibility studies for the Collaboration Product have been completed and, assuming continued collaboration progress, the next steps would be for our collaborator to lead opening IITs to enroll patients. The Collaboration Product will be manufactured by our collaborator utilizing our proprietary FRα CoStAR construct in our collaborator’s manufacturing process. Our collaborator has an option to exclusively license the Collaboration Product in China and Taiwan.
In January 2024, concurrent with announcing our collaboration, we announced that we plan to close our UK manufacturing and clinical trial operations. While we have ceased our ITIL-306 Phase 1 clinical trial, we plan to retain certain key process development, research, and related personnel to advance early-stage pipeline development of CoStAR-TILs and other novel TIL technologies, and to support our collaboration.
Since inception, we have had significant operating losses. Our net loss was $156.1 million and $223.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $581.0 million. As of December 31, 2023, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $175.0 million, which consisted of $9.2 million in cash and cash equivalents, $1.5 million in restricted cash, $141.2 million in marketable securities and $23.2 million in long-term investments. We expect to continue to incur net losses for the foreseeable future. We expect our research and development expenses, general and administrative expenses, and capital expenditures to temporarily decrease, and we anticipate research and development expenses to subsequently increase for clinical development.
Recent Developments
As discussed above, in December 2023, we entered into a collaboration to develop our Collaboration Product for potential IITs in NSCLC in China. In addition, as discussed above, in January 2024, our Board of Directors approved a restructuring plan, or the 2024 Plan, to effect the closure of our Manchester, UK manufacturing and clinical trial operations, including discontinuing our ITIL-306-202 clinical trial. The 2024 Plan is expected to result in a reduction of our UK workforce by approximately 61%. This workforce reduction is expected to be substantially completed by the first half of 2024.
In connection with the 2024 Plan, we currently estimate that we will incur charges of up to $6.1 million, including employee termination costs, severance and other benefits, and contract termination costs. The charges that we expect to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 Plan.
Components of Operating Results
Operating Expenses
Research and Development
Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits, and other personnel-related costs, including stock-based compensation, professional service fees and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the years ended December 31, 2023 and 2022, we did not allocate our research and development expenses by program.
We expect our future research and development expenses to change in line with our clinical development activities for our Collaboration Product or other next-generation TIL technologies, other potential business development activities, and changes in the size of our company. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:
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
We expect our future general and administrative expenses to change in line with our updated strategy, including potential business development activities, as well as changes in the size of our company.
Additionally, we expect to continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, director and officer insurance expenses, and any investor relations related expenses, as well as other administrative and professional services.
Restructuring and Impairment Charges

Restructuring and impairment charges consist primarily of:
•building and asset impairment charges related to our facility in Tarzana, which we have ceased using as a manufacturing facility;
•contract terminations, including contract terminations related to the Tarzana and Thousand Oaks facilities; and
•severance and other employee termination related costs.
Our 2022 Plan and 2023 Plan were designed to reduce costs and reallocate resources to focus on advancing our CoStAR platform and other next-generation TIL technologies and consolidate our manufacturing activities to one facility. As part of the Plan, in 2022 our ITIL-168 development program was discontinued, and in 2023 we transitioned clinical manufacturing and trial operations of ITIL-306 to the United Kingdom and, as a result, in 2023 we reduced our U.S. workforce by approximately 96% and our UK workforce by approximately 42%. Subsequently, in early 2024, we decided to close our UK manufacturing and clinical operations and we expect additional restructuring and impairment charges in 2024 as a result of our 2024 Plan.
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. At December 31, 2023, we maintained a full valuation allowance against net deferred tax assets for the United States and the United Kingdom. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs, since our inception, and the inability to carryback these NOLs to prior periods. Furthermore, we determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future. The timing and the reversal of the valuation allowance will continue to be monitored.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change
	2023	2022	$
Operating expenses:
Research and development	$39,604	$141,056	$(101,452)
General and administrative	47,553	62,235	(14,682)
Restructuring and impairment charges	72,012	23,167	48,845
Total operating expenses	159,169	226,458	(67,289)
Loss from operations	(159,169)	(226,458)	67,289
Interest income	8,866	3,655	5,211
Interest expense	(5,209)	(1,883)	(3,326)
Other expense, net	(575)	(564)	(11)
Loss before income tax benefit	(156,087)	(225,250)	69,163
Income tax benefit	—	2,073	(2,073)
Net loss	$(156,087)	$(223,177)	$67,090

Research and Development Expenses
Research and development expenses were $39.6 million and $141.1 million for the years ended December 31, 2023 and 2022, respectively. The net decrease of $101.5 million was primarily due to:
•$60.4 million decrease in costs from reduced headcount, consisting primarily of decreases of $45.4 million in wages and benefits, $10.3 million in stock-based compensation expense and $2.2 million for other employee-related expenses in relation to our research and development personnel and $2.5 million in professional services;
•$25.5 million decrease in costs related to research and clinical development activities, and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$15.6 million decrease in expenses related to facilities, overhead, depreciation, and other expenses due to strategic reductions made in these areas.

We anticipate that our future research and development expenses will generally decrease in the near term as a result of implementing significant workforce reductions, adapting to changes in our company’s size, and adopting a more efficient clinical development strategy.
General and Administrative Expenses
General and administrative expenses were $47.6 million and $62.2 million for the years ended December 31, 2023 and 2022, respectively. The net decrease of $14.7 million was primarily due to:

•$13.7 million decrease in costs resulting from decrease in headcount and personnel related costs, including a decrease in stock-based compensation expense of $2.0 million; and
•$5.3 million decrease in consulting and professional service costs, mainly consisting of costs of information technology and facility consultants of $3.2 million, and costs of business operations consultants of $2.1 million; offset by
•$4.3 million increase in insurance expense, depreciation, and other office expenses.
We anticipate our general and administrative expenses to decrease generally in the near term as a result of implementing significant workforce reductions and adapting to changes in our company’s size.
Restructuring and Impairment Charges
Restructuring and impairment charges were approximately $72.0 million and $23.2 million for the years ended December 31, 2023 and 2022, respectively. The net increase of $48.8 million was primarily due to:
•$16.3 million increase in costs resulting from impairment charge of assets held for sale;
•$41.5 million increase in impairment on the Tarzana manufacturing facilities; and
•$7.7 million increase in leased assets impairment charge;
•$1.4 million increase in leasehold improvement impairment charge; offset by
•$0.4 million decrease in costs associated with termination of contracts;
•$0.7 million decrease in asset impairment for other fixed assets;
•$1.2 million decrease in costs consisting of severance payments and benefits continuation costs; and
•$15.8 million decrease in goodwill and intangible impairments during 2022.
We expect additional restructuring and impairment charges in 2024 as result of our reductions in UK workforce and other actions related to our 2024 Plan referenced in Note 12 to the financial statements included elsewhere in this Annual Report.
Interest Income, Interest Expense and Other Expense, Net
Interest income, interest expense and other expense, net was $3.1 million and $1.2 million of income for the years ended December 31, 2023 and 2022, respectively. The increase in income of $1.9 million was primarily due to:
•$5.2 million of interest income related to our investments;
•$2.2 million of gain on foreign currency transactions; offset by
•$4.4 million of interest expense from our note payable; and
•$1.1 million other losses, including changes in fair value from derivative instrument.
Income Tax Benefit

Income tax benefit decreased from $2.1 million benefit for the year ended December 31, 2022 to nil for the year ended December 31, 2023. Income tax was nil for the year ended December 31, 2023 since we maintained a full valuation allowance on the net deferred tax assets for the United States and the United Kingdom in both jurisdictions. We have concluded that it is more likely than not that we will not realize our deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for at least several years, if ever.
As of December 31, 2023, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $175.0 million, which consisted of $9.2 million in cash and cash equivalents, $1.5 million in restricted cash, $141.2 million in marketable securities and $23.2 million in long-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Prior to our initial public offering, or IPO, we funded our operations primarily through the issuance and sale of convertible preferred stock. From our inception through March 2021, we raised net cash proceeds of $380.1 million from the issuance and sale of our convertible preferred stock.
In the first quarter of 2021, we raised net proceeds of $339.0 million in our IPO pursuant to which we sold an aggregate of 920,000 shares of common stock.
In June 2022, our wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building. Construction of the Tarzana facility has been completed. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. As of December 31, 2023, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $1.4 million.
Future Funding Requirements
We are evaluating opportunities for a potential sale or lease of the Tarzana manufacturing site, as well as subleases of other facilities under lease, which may further extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, we may not be successful in securing a sale or lease of the Tarzana facility or subleases of the other facilities on favorable terms, or at all and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.
We use our cash to fund operations, primarily to fund our business development, research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly as we advance our product candidates into later stages of development and conduct larger clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:

•the results of our collaboration and the scope, rate of progress, costs and results of our clinical and preclinical development activities, and the results of our discussions with the MHRA, the FDA and other regulatory agencies;
•the number and characteristics of any additional product candidates we develop or acquire;
•the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates, and the number of trials required for regulatory approval;
•the cost of manufacturing any product candidates as well as any products we successfully commercialize;
•the cost of commercialization activities of our product candidates, if approved for sale, including marketing, sales and distribution costs;
•the timing, receipt and amount of sales of any product candidates, if approved;
•costs related to our Tarzana facility and our ability to complete a sale or lease of our Tarzana, California facility, as well as subleases of other facilities under lease;
•the extent to which we acquire or in-license other companies’ product candidates and technologies;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such arrangements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•any product liability or other lawsuits or claims;
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
In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid at December 31, 2023, which payment is contingent on future events, was $13.3 million.
Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, rising interest rates, conflicts in Ukraine and the Middle East, and recent potential future bank failures. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors.”

We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of December 31, 2023, our future minimum lease payments under committed or non-cancelable lease agreements were $5.0 million, as discussed in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In the normal course of business, we may enter into contracts with Clinical Research Organizations, or CROs, and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. We are not committed to future services related to clinical trial progress with any CRO as of December 31, 2023.
During the year ended December 31, 2023, we recorded aggregate restructuring and impairment charges of approximately $72.0 million related to contract termination, asset impairments, severance payments and other employee-related costs.
In connection with the 2024 Plan, we currently estimate that we will incur charges of up to $6.1 million, including employee termination costs, severance and other benefits, and contract termination costs. The charges that we expect to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 Plan.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Cash used in operating activities	$(82,029)	$(180,164)
Cash provided by investing activities	41,128	114,541
Cash provided by financing activities	8,082	71,886
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(32,819)	$6,263
Cash Flows from Operating Activities
Cash used in operating activities for the year ended December 31, 2023 was $82.0 million, which consisted of the net loss of $156.1 million and a $9.0 million net change to our net operating assets and liabilities, partially offset by $83.1 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $7.8 million in accrued expenses, accrued restructuring costs, and other current liabilities, a decrease of $1.4 million in operating lease liabilities, a decrease of $1.1 million in accounts payable, and an increase of $0.2 million in prepaid expenses and other current assets, and an increase of $1.5 million in other long-term assets. The non-cash charges primarily consisted of stock-based compensation of $18.2 million, impairment of fixed assets of $60.1 million, impairment of right-of-use assets of $7.7 million and depreciation expense of $4.8 million, offset by accretion on invested securities of $6.8 million.
Cash used in operating activities for the year ended December 31, 2022 was $180.2 million, which consisted of the net loss of $223.2 million and a $9.6 million net change to our net operating assets and liabilities, partially offset by $52.6 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $1.8 million in accounts payable, a decrease of $14.4 million in accrued expenses and other current liabilities, an increase of $0.4 million in prepaid expenses and other current assets, offset by an increase of $5.4 million in accrued restructuring costs and an increase of $1.6 million in long-term liabilities. The non-cash charges primarily consisted of stock-based compensation of $30.4 million, goodwill and intangible assets impairment of $15.8 million, depreciation expense of $6.0 million and change in foreign exchange measurement of $1.4 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the year ended December 31, 2023 was $41.1 million, consisting primarily of $60.2 million of cash provided by marketable securities investments and $1.6 million cash received from held for sale assets, offset by $20.7 million of cash used for purchases of property, plant and equipment.
Cash provided by investing activities for the year ended December 31, 2022 was $114.5 million, of which $200.3 million of cash was provided by marketable securities investments, partially offset by $84.6 million of cash used related to purchases of property, plant and equipment and $1.2 million of cash used related to derivative financial instruments.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2023 was $8.1 million, which was primarily related to net cash proceeds from our note payable of $8.7 million, offset by loan payments of $0.6 million.
Cash provided by financing activities for the year ended December 31, 2022 was $71.9 million, which was primarily related to net cash proceeds from our note payable of $70.3 million and cash proceeds from exercise of stock options of $1.5 million.
Contractual Obligations and Commitments

In June 2022, our wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the "Loan") and as of December 31, 2023, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $1.4 million.
As of December 31, 2023, we had non-cancelable purchase commitments of approximately $3.1 million consisting mainly of software and operating commitments. Additionally, future minimum lease payments under noncancellable operating leases as of December 31, 2023 totaled $5.0 million, as discussed in Note 7 to the financial statements included elsewhere in this Annual Report.
As part of the Plan, as of December 31, 2023, we recorded $1.8 million of costs related to one-time employee termination benefits and $2.0 million of costs for contract termination, as discussed in Note 12 to the financial statements included elsewhere in this Annual Report.
Under our agreement with a collaborator related to potential IITs in China, we paid $0.3 million in milestone payments during the year ended December 31, 2023. Additional milestone payments of $2.6 million were made during the first quarter of 2024 and upon successful completion of future milestones we may be required to pay up to $3.4 million for clinical development and related activities.
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
While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the accounting policies discussed below are most critical to understanding and evaluating our historical and expected future performance.
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
For stock-based awards with only service conditions, we recognize stock-based compensation expense for stock-based awards on a straight-line basis over the requisite service period and account for forfeitures as they occur. For stock-based awards with performance conditions, stock-based compensation expense is not recognized until the performance condition is probable to occur. Our stock-based compensation costs are based upon the grant date fair value estimated using the Black-Scholes option pricing model. This model utilizes inputs that are highly subjective assumptions and generally require significant judgment. These assumptions include:
•Fair Value of Common Stock—Prior to our IPO in March 2021, the fair value of the shares of common stock underlying stock options had historically been determined by the Board of Directors. Because there has been no public market for the our common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in our operations, contemporaneous valuations performed by an independent third party firm, sales of our convertible preferred stock, our operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price volatility of similar public companies and the lack of marketability of our common stock, among other factors. After our IPO in March 2021, the fair value of common stock is determined using the closing price of our common stock on the Nasdaq Stock Market.
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
We initially measure a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by us through evaluations of quoted market prices received for other comparable held for sale assets sold by us. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we cease depreciation and report long-lived assets in the line item “assets held for sale” in the consolidated balance sheet. Refer to Notes 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Contingent Consideration
In connection with our acquisition of Immetacyte Ltd., we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we remeasure these obligations and record increases or decreases in their fair value on our Consolidated Statements of Operations until such time that the payment is made. Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing of or probability of achieving the specified milestone, the passage of time or changes in discount rates.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, we depreciate or amortize the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. To date, we have recorded impairment losses on long-lived assets associated with a sustained decrease in our stock price and the Plan for a strategic prioritization of our preclinical and clinical development programs. We recognized a non-cash impairment charge of $2.6 million during 2023 for leasehold improvements. The impairment charge was recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
During the year ended December 31, 2023, we determined there were indicators of impairment on our buildings and construction work-in-progress asset groups. As a result, we performed recoverability tests on these groups and concluded these assets’ undiscounted cash flows did not exceed their carrying values. We estimate the fair value of our buildings through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data, such as comparable building sales and occupancy rates. The fair value of our buildings were determined to be $132.1 million, below the carrying value of $173.7 million. This led to an impairment of $41.5 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” The fair value of these assets are classified within Level 2 of the fair value hierarchy.
See Notes 3, 7 and 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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
We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

INSTIL BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Instil Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instil Bio, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 21, 2024

We have served as the Company’s auditor since 2020.

INSTIL BIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$9,195	$43,716
Restricted cash	1,501	—
Marketable securities	141,161	217,204
Prepaid expenses and other current assets	8,902	8,458
Total current assets	160,759	269,378
Property, plant and equipment, net	138,684	196,880
Operating lease right-of-use assets	2,387	12,457
Long-term investments	23,161	—
Other long-term assets	639	3,413
Total assets	$325,630	$482,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,212	$2,359
Accrued expenses and other current liabilities	9,347	30,069
Contingent consideration, current portion	—	360
Total current liabilities	10,559	32,788
Contingent consideration, net of current portion	4,858	7,882
Operating lease liabilities, non-current	2,877	5,171
Loan payable	81,427	72,350
Other long-term liabilities	80	332
Total liabilities	99,801	118,523
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2023, and 2022	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,503,913 shares issued and outstanding as of December 31, 2023, and 2022	—	—
Additional paid-in capital	807,158	788,992
Accumulated other comprehensive loss	(348)	(493)
Accumulated deficit	(580,981)	(424,894)
Total stockholders’ equity	225,829	363,605
Total liabilities and stockholders’ equity	$325,630	$482,128

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$39,604	$141,056
General and administrative	47,553	62,235
Restructuring and impairment charges	72,012	23,167
Total operating expenses	159,169	226,458
Loss from operations	(159,169)	(226,458)
Interest income	8,866	3,655
Interest expense	(5,209)	(1,883)
Other expense, net	(575)	(564)
Loss before income tax benefit	(156,087)	(225,250)
Income tax benefit	—	2,073
Net loss	(156,087)	(223,177)
Other comprehensive income (loss):
Foreign currency translation	(433)	9
Unrealized gain (loss) on available-for-sale securities, net	578	(415)
Net comprehensive loss	$(155,942)	$(223,583)
Net loss per share, basic and diluted	$(24.00)	$(34.46)
Weighted-average shares used in computing net loss per share, basic and diluted	6,503,913	6,475,631

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	6,451,463	$—	$757,003	$(87)	$(201,717)	$555,199
Shares of common stock issued in connection with incentive stock plan	52,450	—	1,548	—	—	1,548
Stock-based compensation	—	—	30,441	—	—	30,441
Net loss	—	—	—	—	(223,177)	(223,177)
Other comprehensive loss	—	—	—	(406)	—	(406)
Balance—December 31, 2022	6,503,913	—	788,992	(493)	(424,894)	363,605
Stock-based compensation	—	—	18,166	—	—	18,166
Net loss	—	—	—	—	(156,087)	(156,087)
Other comprehensive income	—	—	—	145	—	145
Balance—December 31, 2023	6,503,913	$—	$807,158	$(348)	$(580,981)	$225,829

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(156,087)	$(223,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,166	30,441
Non-cash lease expense	640	1,765
Foreign exchange remeasurement (gain) loss	(680)	1,391
Impairment of goodwill and intangible assets	—	15,826
Impairment of fixed assets	60,088	1,741
Impairment of right-of-use assets	7,724	166
Change in fair value of contingent consideration	(3,384)	(2,879)
Depreciation	4,756	5,987
Accretion on invested securities	(6,775)	(1,027)
Non-cash interest expense	1,015	(198)
Change in fair value of derivative instrument	1,147	(1,414)
Loss on disposals of property and equipment	377	—
Other, net	—	780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(241)	(430)
Other long-term assets	1,543	354
Accounts payable	(1,129)	(1,806)
Operating lease liabilities	(1,404)	(335)
Long-term liabilities	(12)	1,628
Accrued restructuring costs	(2,298)	5,434
Accrued expenses and other current liabilities	(5,475)	(14,411)
Net cash used in operating activities	(82,029)	(180,164)
Cash flows from investing activities:
Purchase of marketable securities	(301,466)	(665,046)
Maturities of marketable securities	361,700	865,350
Purchases of property, plant and equipment	(20,663)	(84,589)
Purchase of derivative financial instrument	—	(1,174)
Cash received from held for sale assets	1,557	—
Net cash provided by investing activities	41,128	114,541
Cash flows from financing activities:
Principal payments on loan	(587)	—
Proceeds from exercise of stock options	—	1,548
Proceeds from note payable	8,669	70,338
Net cash provided by financing activities	8,082	71,886
Net (decrease) increase in cash, cash equivalents, and restricted cash	(32,819)	6,263
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(201)	(637)
Cash, cash equivalents and restricted cash—beginning of period	43,716	38,090
Cash, cash equivalents and restricted cash—end of period	$10,696	$43,716

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,639	$1,068

Supplemental disclosure of noncash information:
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$—	$12,433

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is headquartered in Dallas, Texas and was incorporated in the state of Delaware in August 2018. The Company is a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. The Company seeks to in-license/acquire and develop novel therapeutic candidates in diseases with significant unmet medical need. The Company's first program is a tumor infiltrating lymphocyte (TIL) cell therapy for the treatment of cancer, which it acquired in 2020.
In December 2022, the Company’s Board of Directors approved a strategic reprioritization of our preclinical and clinical development programs (referred to as the "2022 Plan"). This decision involved reallocating resources to focus on advancing ITIL-306, our CoStAR platform, and other next-generation TIL technologies. In January 2023, the Company approved an additional restructuring plan (referred to as the "2023 Plan") and announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to the Company’s active operations in Manchester, UK and stopped recruiting for the ITIL-306-201 clinical trial. The 2022 Plan and 2023 Plan are collectively referred to as (the “Plan”).
On December 13, 2023, the Company entered into an agreement with a third-party to develop an autologous FRα CoStAR TIL, or the Collaboration Product, for potential open-label investigator-initiated trials, or IITs, in non-small cell lung cancer (NSCLC) in China. Initial feasibility studies for the Collaboration Product have been completed and, assuming continued collaboration progress, the next steps would be for the collaborator to lead opening IITs to enroll patients. The Collaboration Product will be manufactured by the collaborator utilizing the Company's proprietary FRα CoStAR construct in the collaborator’s manufacturing process. The collaborator has an option to exclusively license the Collaboration Product in China and Taiwan.
In January 2024, concurrent with announcing the collaboration, the Company’s Board of Directors approved an additional restructuring plan (the “2024 Plan”), involving the closure of the Company’s UK manufacturing and clinical operations and cessation of the Company’s ITIL-306 clinical trial. The UK workforce reduction and related restructuring activities are expected to be substantially completed by the first half of 2024. We plan to retain certain key process development, research, and related personnel to advance early-stage pipeline development of CoStAR and other novel TIL technologies, and to support the Company’s collaboration.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of contingent consideration payable, assets held for sale, fair value of the Company's building, contract terminations, and the estimation of fair value of goodwill and in-process research and development (IPR&D) intangible assets and associated impairment charges. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Concentration of Credit Risk
Financial Instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and long-term investments. The Company's cash and cash equivalents are held by two financial institutions in the United States (“U.S.”) and one financial institution in the United Kingdom (“UK”), which management believes to be financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions. At times, the Company's deposits held in the U.S. and UK may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. During the years ended December 31, 2023 and 2022, the Company has not experienced any credit losses in such accounts or marketable securities.
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
Reverse Stock Split
Effective December 7, 2023, the Company effected a 1-for-20 reverse stock split of its outstanding shares of common stock. Where applicable, all share and per share amounts in this Annual Report have been adjusted to reflect the effect of the reverse stock split.
Segments
Operating segments are identified as components of an entity for which separate discrete financial information is available and that is regularly reviewed by the chief operating decision-maker in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one operating segment.
Cash, Cash Equivalents, Restricted Cash, Marketable Securities and Long-Term Investments
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.
The Company did not have restricted cash on the consolidated balance sheet as of December 31, 2022. Restricted cash consists of a cash reserve which serves as collateral for the Company’s construction loan and is classified within Restricted cash on the consolidated balance sheet as of December 31, 2023.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument's underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of December 31, 2023 and 2022, marketable securities consisted of U.S. Treasury bills.
Short-term and long-term marketable securities are recorded at their estimated fair value. The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the consolidated balance sheets and a realized loss within other expense in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023 and 2022, there were no impairment losses for the investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$9,195	$43,716
Restricted cash	1,501	—
Cash, cash equivalents and restricted cash	$10,696	$43,716

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

The Company owns land and buildings and as described in Note 3, the clinical and commercial manufacturing building has been completed and is ready for its intended use. A variety of costs were incurred in the development of a property. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The capitalized costs include pre-construction costs essential to the development of the property, development costs, and construction costs. When the Tarzana development project was completed and available for occupancy, the Company ceased capitalization of costs other than costs to improve the functionality or extend the useful lives of property, plant and equipment included as part of the project. During the year ended December 31, 2023, the Company recorded a building impairment of $41.5 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 3 for more information.
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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item “assets held for sale” in its consolidated balance sheet. To date, the Company has recorded impairment losses on assets held for sale associated with the Plan. During the year ended December 31, 2023, the Company recognized a non-cash impairment charge of $16.3 million and sold remaining assets held for sale for $1.6 million. The non-cash impairment charge was recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 12 for more information.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less costs to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company’s stock price and implementation of the Plan. The Company recognized a non-cash impairment charge of $68.2 million during the year ended December 31, 2023 and $1.9 million during the year ended December 31, 2022. The impairment charge was recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 12 for more information.

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually or more frequently if a triggering event occurs. The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value (see Note 12).
IPR&D assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition; initially, these are classified as IPR&D and are not subject to amortization. Once these research and development projects are completed, the asset balances are transferred from IPR&D to acquisition-related developed technology and are subject to amortization from this point forward. The Company reviews IPR&D for possible impairment annually or more frequently if events or changes in circumstances indicate that carrying amount may not be recoverable. Significant assumptions inherent in the evaluation and measurement of impairment include, but are not limited to, external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and the Company’s forecasts for specific projects (see Note 12). During the year ended December 31, 2022, there was $15.8 million in impairment of Goodwill & IPR&D recognized in the consolidated statement of operations and comprehensive loss in the line item “restructuring and impairment charges”.

Grant Proceeds
The Company receives government grants in the UK for the furtherance of certain research and development projects. Grant proceeds are recognized when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant proceeds are classified as a reduction of research and development expenses. For the years ended December 31, 2023 and 2022, $0.1 million and $1.6 million, of grant proceeds were recognized in research and development expenses on the Company’s consolidated statements of operations and comprehensive loss, respectively.
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
Research and development expenses are presented net of government grants, as described above, and R&D tax and expenditure credits from the UK government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. Reimbursable R&D tax and expenditure credits were $3.1 million in the years ended December 31, 2023 and 2022, respectively.
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

Foreign Currency
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in the United Kingdom is the British pound sterling. Balance sheets prepared in the functional currency are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ deficit accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using an average exchange rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.
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
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the year ended December 31, 2023 and 2022, comprehensive loss consists of foreign currency translation adjustments and unrealized loss on available-for-sale securities net of tax.
Leases
The Company adopted as its new standard Accounting Standards Updated (“ASU”) No. 2016-2, Leases effective January 1, 2022 using the modified retrospective transition approach. For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its consolidated balance sheets.
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
See Note 7, Commitments and Contingencies, regarding the Company’s leases, below.

Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company adopted the new standard effective January 1, 2022 using the modified retrospective transition approach. Upon adoption on January 1, 2022, the Company recognized ROU assets and lease liabilities totaling $12.5 million and $7.6 million, respectively, to reflect the present value of remaining lease payments under existing lease arrangements. The Company applied the modified retrospective transition approach and did not recast prior periods. As permitted by the standard, the Company elected the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. The Company’s new accounting policies around leases are described in Leases, above, and in Note 7, Commitments and Contingencies.
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
In December 2019, the FASB issued ASU No. 2019-12. Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU 2023-07 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU 2023-09 on its consolidated financial statements and related disclosures.

3. Balance Sheet Components

Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Land	$31,243	$31,243
Laboratory equipment	8,291	19,050
Buildings	102,433	32,778
Office and computer equipment	831	4,969
Leasehold improvements	1,424	4,340
Manufacturing equipment	2,017	8,803
Vehicles	—	64
Construction work-in-progress	—	104,117
Total property, plant and equipment, gross	146,239	205,364
Less: accumulated depreciation	(7,555)	(8,484)
Total property, plant and equipment, net	$138,684	$196,880

For the years ended December 31, 2023 and 2022 the Company recognized depreciation expense of $4.8 million and $6.0 million, respectively, in the consolidated statements of operations and comprehensive loss.

The Company’s contractual commitments for its Tarzana development project are limited to unreimbursed spend by the general contractor and as such, as of December 31, 2023 and 2022, $0.2 million and $4.0 million, respectively, was contractually committed to the development of this project.

During the year ended December 31, 2023 and 2022, the Company capitalized interest of $2.4 million and $1.2 million, respectively, related to qualifying expenditures for construction work-in-progress for its Tarzana manufacturing facility.
During the year ended December 31, 2023, the Company determined there were indicators of impairment on its buildings and construction work-in-progress asset groups. As a result, the Company performed recoverability tests on these groups and concluded these assets’ undiscounted cash flows did not exceed their carrying values. The Company estimates the fair value of its buildings through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates which are Level 3 inputs. The market-based approach utilizes observable data, such as comparable building sales and occupancy rates which are Level 2 inputs. The fair value of its buildings were determined to be $132.1 million, below the carrying value of $173.7 million. This led to an impairment of $41.5 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued construction costs	$—	$12,359
Accrued compensation and benefits	1,026	3,273
Accrued operational expenses	1,412	2,203
Accrued restructuring costs	3,136	5,434
Accrued research, development and clinical trial expenses	1,833	3,827
Operating lease liabilities, current	1,750	2,381
Other current liabilities	190	592
Total accrued expenses and other current liabilities	$9,347	$30,069
4. Goodwill and Intangible Assets

In March 2020, the Company acquired 100% of the share capital of Immetacyte. The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. Due to the Company’s pre-commercialization stage, many of the processes and methods used in the production of TILs were still in experimental development and pre-clinical stages.
As a result of the 2022 Plan, the Company determined that the carrying amount of its goodwill and intangible assets exceeded its fair value. The fair value was determined based on a discounted cash flow analysis, which took into account multiple factors including future cash flows, discount rates, and market conditions. As a result of this analysis, the Company recognized a non-cash impairment charge of $5.7 million for goodwill and $10.1 million for intangible assets during the year ended December 31, 2022. The impairment charge was recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
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

Short-term and long-term marketable securities comprised U.S. Treasury bills that are classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,684	$—	$—	$5,684
U.S. Treasury bills	—	164,322	—	164,322
Derivative financial instrument	—	1,055	—	1,055
Total	$5,684	$165,377	$—	$171,061
Financial Liabilities
Contingent consideration	$—	$—	$4,858	$4,858

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$22,830	$—	$—	$22,830
U.S. Treasury bills	—	217,204	—	217,204
Derivative financial instrument	—	2,202	—	2,202
Total	$22,830	$219,406	$—	$242,236
Financial Liabilities
Contingent consideration	$—	$—	$8,242	$8,242

There were no transfers in or out of Level 1, 2 and 3 measurements for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 7, and is included in prepaid expenses and other current assets in the consolidated balance sheets.
As of December 31, 2023 and 2022, the fair value of the Company’s Loan (as defined in Note 7) was $72.3 million and $69.0 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy (see Note 2).
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Year Ended December 31, 2023
Fair value, beginning balance	$8,242
Change in fair value	(3,384)
Development milestone achieved	—
Fair value, ending balance	$4,858

Year Ended December 31, 2022
Fair value, beginning balance	$12,321
Change in fair value	(2,879)
Development milestone achieved	(1,200)
Fair value, ending balance	$8,242

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

During the year of acquisition, the Company determined the fair value of the contingent consideration by probability weighting scenarios of milestone achievements to determine the expected future contingent consideration payment, discounted to present value using an 8% discount rate based on the Company’s pre-tax cost of debt on the acquisition date. The probability of payments ranged from 20% to 100% and the timing of future payments ranged from 2026 to 2028. Determinations of the likelihood of milestone achievements, which trigger payouts related to the contingent consideration, as well as the probabilities for various scenarios used in the Company’s calculations, were based on internal unobservable projections.

During the year ended December 31, 2023, the change of fair value related to the contingent consideration was due to the discontinuation of the ITIL-306-202 development program, the change in present value for the passage of time, as well as expected dates and probabilities of milestone achievement revisions.

During the year ended December 31, 2022, the change of fair value related to the contingent consideration was due to the Company recognizing development milestones of $1.2 million, the discontinuation of the ITIL-168 development program, the change in present value for the passage of time, as well as expected dates and probabilities of milestone achievement revisions.
6. Financial Instruments

Marketable securities classified as available-for-sale at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$141,075	$86	$—	$141,161
U.S. Treasury bills	Between one and two years	23,134	27	—	23,161
		$164,209	$113	$—	$164,322

	December 31, 2022
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$217,669	$—	$(465)	$217,204

As of December 31, 2023 and 2022, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of December 31, 2023 and 2022, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases. There were $141.2 million marketable securities and $23.2 million long-term investments maturing in less than two years classified as available-for-sale at December 31, 2023. There were $217.2 million marketable securities classified as available-for-sale at December 31, 2022.
7. Commitments and Contingencies
Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, and the United Kingdom. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use asset or lease liability as they are not reasonably certain to be exercised. Certain leases have leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease, such improvements incurred by the Company will revert to the landlord at the expiration of the lease and will be removed from Company’s consolidated balance sheets.
The Company’s lease costs consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Short-term lease cost	$375	$1,155
Operating lease cost	2,185	4,852
Variable lease cost	1,170	1,096
Total lease cost	$3,730	$7,103

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$2,308	$3,258

The following table summarizes the Company’s lease assets and liabilities (in thousands):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$2,387	$12,457
Current operating lease liabilities	$1,750	$2,381
Non-current operating lease liabilities	$2,877	$5,171

The following table summarizes other supplemental information related to the Company’s lease obligations:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (in years)	2.60	3.29
Weighted-average discount rate	6.75%	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

As of December 31, 2023
2024	$1,997
2025	1,820
2026	1,219
Total future lease payments	5,036
Less: imputed interest	409
Total lease liability balance	4,627
Less: current portion of operating lease liabilities	1,750
Total operating lease liabilities, non-current	$2,877

During the year ended December 31, 2023, the Company evaluated its remaining right-of-use assets for impairment, as the Plan has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and recognized an impairment loss of $7.2 million for the year ended December 31, 2023 and nil for the year ended December 31, 2022, in addition to a loss on termination of $0.5 million for the year ended December 31, 2023 and nil for the year ended December 31, 2022, which were recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” (see Note 12).
Construction Commitments
The Company’s contractual commitments for the development of the Tarzana project are limited to unreimbursed spend by the general contractor and as such, as of December 31, 2023, was $0.2 million, which is contractually committed to the development of this project.
During the year ended December 31, 2023, the Company entered into lease termination agreements for several office and laboratory spaces located in the United States as a part of the Plan. As consideration for the terminations, the Company agreed to pay certain landlord’s termination fees of approximately $0.4 million, which are recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” (see Note 12).
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
Debt
In June 2022, the Company’s wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company’s wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”) which is substantially complete and is waiting for final certificate of occupancy from the city of Los Angeles. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of December 31, 2023, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $1.4 million. During the year ended December 31, 2023, $0.6 million in additional principal was paid in accordance with the lender agreement. The Loan is guaranteed by the Company and secured by the Property, and bears interest at one-month Secured Overnight Financing Rate, plus

5.25% per annum. The Company discontinued capitalizing interest on June 2023 as the building was substantially complete. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of December 31, 2023 and 2022 as defined in the loan agreement. As of December 31, 2023, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 5.
The net carrying amount of the liability component of the Loan was as follows (in thousands):

	As of December 31,
	2023	2022
Principal amount	$82,837	$74,755
Unamortized debt issuance cost	(1,410)	(2,405)
Net carrying amount	$81,427	$72,350

The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Year Ended December 31,
	2023	2022
Contractual interest expense	$4,214	$1,302
Amortization of debt issuance cost	995	581
Total interest expense related to the Loan	$5,209	$1,883

Indemnifications
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. No liability associated with such indemnifications was recorded as of December 31, 2023 and 2022.
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2023, the Company had $3.1 million in commitment for contract terminations as part of the Plan. As of December 31, 2022, the Company had $3.0 million in commitments related to one-time employee termination benefits and $2.4 million in commitments for contract terminations as part of the Plan (see Note 12).
The Company has entered into an agreement with a third-party to collaborate on the development of the Collaboration Product with the aim of enrolling patients in investigator-initiated (“IIT”) clinical trials in China. During the year ended December 31, 2023, the Company paid $0.3 million in milestone payments. Additional milestone payments of $2.6 million were made during the first quarter of 2024 and upon successful completion of future milestones the Company may be required to pay up to $3.4 million for clinical development and related activities.

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

As of December 31, 2023, the Company had 6,503,913 shares of common stock outstanding.

Preferred Stock Activity

The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of December 31, 2023 and 2022 there were no shares of preferred stock issued or outstanding.
9. Stock-Based Compensation

2021 Equity Incentive Plan

In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the Company’s initial public offering (“IPO”). The 2021 Plan was approved by the Company’s Board of Directors and stockholders in March 2021. The 2021 Plan is an equity incentive plan pursuant to which the Company may grant the following awards: (i) incentive stock options; (ii) nonstatutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; (vi) performance awards; and (vii) other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2021 Plan is a successor to the Company’s 2018 Stock Incentive Plan (the “2018 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the 2018 Plan.

The number of shares available for future issuance under the 2021 Plan is the sum of (1) 433,000 new shares of common stock, (2) 209,722 remaining shares of common stock reserved under the 2018 Plan that became available for issuance upon the effectiveness of the 2021 Plan and (3) the number of shares of common stock subject to outstanding awards under the 2018 Plan when the 2021 Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2022 continuing through January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s Board of Directors. Stock options granted by the Company to employees generally vest over four years with a one-year cliff.

As of December 31, 2023, 659,608 shares of common stock remained available for issuance under the 2021 Plan. As of December 31, 2023, the total number of shares authorized for issuance under the 2021 Plan was 642,722 shares.

The following summarizes option activity under the 2021 Plan as of December 31, 2023:

	Shares Available for Grant	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2021	492,819	1,018,861	$103.31	8.75	$247,880
Additional Shares Authorized	—
Options granted(1)	(300,707)	300,707	$157.48
Options forfeited	213,121	(213,121)	$153.73
Options exercised	—	(52,450)	$29.44
Balance, December 31, 2022	405,233	1,053,997	$112.25	7.22	$711
Additional Shares Authorized	—
Options granted(1)	(271,921)	271,921	$12.68
Options forfeited	526,296	(526,296)	$97.80
Options exercised	—	—	$—
Balance, December 31, 2023	659,608	799,622	$87.90	7.18	$101
Exercisable, December 31, 2023		511,932	$89.22	6.62	$101
Vested and expected to vest, December 31, 2023		511,932	$89.22	6.62	$101
______________________________________________________________
(1) Includes 4,796 and 14,762 stock options during the years ended December 31, 2023 and 2022, respectively, subject to only performance conditions.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. There were zero and 52,450 stock options exercised during the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022, was nil, respectively. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022, was $8.74 and $103.83 per share, respectively.

The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expense	$1,549	$11,882
General and administrative expense	16,617	18,559
Total stock-based compensation expense	$18,166	$30,441

As of December 31, 2023 and 2022, there was $22.4 million and $55.0 million of total unrecognized compensation cost related to unvested stock options granted under the 2021 Plan (excluding performance awards), which is expected to be recognized over a weighted average period of 1.39 years and 1.98 years, respectively.

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2023			2022
Expected term (in years)	5.28	—	6.08	6.10	—	6.26
Expected volatility	76.19%	—	77.56%	72.08%	—	74.30%
Risk-free interest rate	3.54%	—	4.01%	1.61%	—	4.21%
Fair value of common stock	$11.18	—	$15.20	$26.60	—	$268.20
Expected dividend yield	—%			—%

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

Performance Awards
During the years ended December 31, 2023 and 2022, 4,796 and 14,762 stock options were granted to both employees and non-employees based upon performance conditions and strategic transactions. 2023 performance grants are expected to be recognized over a weighted average period of 0.37 years, and the 2022 performance grants are expected to be recognized over a weighted average period of 3.17 years. A strategic transaction has been defined as (a) a change in control, or (b) certain corporate and business goals specific to the employee's performance or employment agreement. Included in stock-based compensation expense for the year ended December 31, 2023 is $4.2 million related to awards where performance conditions were achieved. As of December 31, 2023 and 2022, the Company had $5.1 million and $10.6 million of unrecognized compensation cost relating to these performance awards, calculated using the accelerated attribution method and the grant date fair value of the awards, respectively.
Employee Stock Purchase Plan
In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Company’s Board of Directors and stockholders in March 2021, but the Company has not yet commenced offerings to employees under the ESPP. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 61,850 shares of common stock. The number of shares reserved under the ESPP automatically increases on January 1 of each year through and until January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 123,700 shares; provided, however, that before the date of any such increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2023	2022
Stock options to purchase common stock	799,622	1,053,997
Total	799,622	1,053,997

All outstanding shares of convertible preferred stock were converted on a 1.2-for-1 conversion ratio of shares of common stock on March 23, 2021, the date of the Company’s IPO.
11. Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(144,570)	$(183,994)
Foreign	(11,517)	(41,256)
Loss before income taxes	$(156,087)	$(225,250)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current provision for income taxes:
Domestic	$—	$13
Foreign	—	—
Total current	—	13
Deferred tax provision:
Domestic	—	—
Foreign	—	(2,086)
Total deferred	—	(2,086)
Total income tax expense (benefit)	$—	$(2,073)

The following table presents a reconciliation of the Company’s statutory federal income tax rate and effective tax rate:

	Year Ended December 31,
	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%
Stock-based compensation	(1.8)%	(2.0)%
Permanent differences and other	0.8%	0.2%
Statutory tax rate differences	3.4%	1.1%
Change in valuation allowance	(23.4)%	(19.4)%
Total	—%	0.9%

The components of deferred tax liabilities consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$88,408	$58,259
Research and development credits	4,915	4,915
Accrued compensation and benefits	107	352
Stock-based compensation	3,570	2,781
Capitalized research and development	19,432	20,966
Other temporary differences	8,279	517
Intangible assets	97	—
Fixed assets	1,496	—
Other	335	—
Total gross deferred tax assets	126,639	87,790
Less: valuation allowance	(126,639)	(86,285)
Total deferred tax assets, net	—	1,505
Deferred tax liabilities:
Intangible assets	—	—
Fixed assets	—	(420)
Other	—	(1,085)
Total gross deferred tax liabilities	—	(1,505)
Net deferred tax liabilities	$—	$—

The components of unrecognized tax benefits consist of the following (in thousands):

Balance at December 31, 2022:	$2,339
Additions in 2023	—
Balance at December 31, 2023:	$2,339

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. The Company does not believe it is more likely than not that the deferred tax assets will be realized, and accordingly, the valuation allowance increased $40.4 million for the year ended December 31, 2023. As of December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of $319.5 million, which will carryforward indefinitely, but may only offset 80% of the Company’s taxable income. This limitation on the net operating loss may require the Company to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. In addition, the Company has $173.3 million of net operating loss carryforwards available to reduce future taxable income, for California state income tax purposes for the year ended December 31, 2023. The state net operating loss carryforwards will begin to expire, if not utilized, in 2041. The Company has R&D credits of $4.1 million, and $3.7 million for federal and California, respectively, as of December 31, 2023. The federal R&D credits expire in 2041 and the California R&D credits carryforward indefinitely.
The Company files income tax returns in the U.S. federal jurisdiction, various states where the Company has employees and/or significant business activities, and the United Kingdom. As of December 31, 2023, the Company’s federal and state returns through 2020 are still open to examination. The UK returns starting from 2020 are open to examination. The Company had uncertain tax positions as of December 31, 2022 of $2.3 million and this balance remained unchanged during December 31, 2023. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months. The Company had no accrued interest or penalties related to uncertain tax positions as of December 31, 2023.
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
12. Corporate Restructuring

In December 2022, the Company’s Board of Directors approved to implement a strategic prioritization of the Company’s preclinical and clinical development programs. The strategy was designed to reduce costs and reallocate resources to focus on advancing the Company’s CoStAR platform and other next-generation tumor infiltrating lymphocyte (TIL) technologies. As part of the strategy, the Company’s ITIL-168 development program was discontinued, and the Company reduced its U.S. workforce by approximately 60%.
In January 2023, the Company announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL operations in Manchester, UK and stopped recruiting for the ITIL-306-201 clinical trial. The December 2022 and January 2023 events are collectively referred to as (the “Plan”).
In January 2024, the Company’s Board of Directors approved the 2024 Plan that includes closing the Company’s Manchester, UK manufacturing facility and clinical trial operations and cessation of the Company’s ITIL-306-202 clinical trial. The Company expects to record restructuring and impairment charges in 2024.
In connection with the 2024 Plan, the Company currently estimates that it will incur charges of up to $6.1 million, including employee termination costs, severance and other benefits, and contract termination costs. The charges that the Company expects to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 Plan.
Restructuring and Impairment Charges
As a result of the Plan, in the year ended December 31, 2023 and 2022, the Company recorded restructuring and impairment charges of approximately $72.0 million and $23.2 million, respectively, within the restructuring and impairment charges line item within the consolidated statements of operations and comprehensive loss. These charges relate to asset impairments, contract terminations, severance payments and other employee-related costs incurred. The following table summarizes the restructuring and impairment charges by category (in thousands):

	Year Ended December 31,
	2023	2022
Asset impairment for goodwill and intangible assets	$—	$15,826
Asset impairment for leasehold improvements	2,644	1,202
Asset impairment for other fixed assets	—	705
One-time employee termination benefits	1,844	2,995
Building and construction work in progress impairment	41,542	—
Contract terminations expense	1,987	2,439
Right-of-use asset impairment	7,724	—
Impairment of long-lived assets held for sale	16,271	—
Total restructuring and impairment charges	$72,012	$23,167

Restructuring Liability

As a result of the Plan, the restructuring liability was recorded in the consolidated balance sheets under “Accrued expenses and other current liabilities” and were measured at the amount expected to be paid. During the year ended December 31, 2023, the Company paid $5.4 million of restructuring costs and expects to pay the remainder of the restructuring costs within the next 12 months. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract terminations	Total
Restructuring liability ending December 31, 2022	$2,995	$2,439	$5,434
Payments	(4,543)	(893)	(5,436)
Additions, net	1,548	1,590	3,138
Restructuring liability balance as of December 31, 2023	$—	$3,136	$3,136

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on its assessment, our management has concluded that our internal over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent public accounting firm as allowed by Section 404(b) of the Sarbanes-Oxley Act, as amended by Section 103 of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10‑K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections captioned “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2024, or the 2024 Proxy Statement, and is incorporated in this report by reference.
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
Item 11. Executive Compensation.

The information required by this Item will be set forth under the sections captioned “Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the 2024 Proxy Statement and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the sections captioned “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” in the 2024 Proxy Statement and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth under the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is incorporated in this report by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation, as amended.
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40215), filed with the SEC on March 23, 2021).
4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 7, 2022).
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

10.6*+	Amended and Restated Non-Employee Director Compensation Policy
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

10.9+
Separation Agreement, by and between the Registrant and Sumita Ray, dated as of April 14, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 14, 2023).

10.10^	Loan Agreement, by and between Complex Therapeutics LLC and OPG Hermes Investments (DE) LLC, dated June 10, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 12, 2022).
10.11^	Mezzanine Loan Agreement, by and between Complex Therapeutics Mezzanine LLC and OPG Hermes Investments (DE) LLC, dated June 10, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 12, 2022).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 7, 2022.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (Included in signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*+	Incentive Compensation Recoupment Policy
101
The following financial information from Instil Bio, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

INSTIL BIO, INC.

March 21, 2024	By:	/s/ Bronson Crouch
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bronson Crouch	Chief Executive Officer and Chairman	March 21, 2024
Bronson Crouch	(Principal Executive Officer)

/s/ Sandeep Laumas, M.D.	Chief Financial Officer and Chief Business Officer	March 21, 2024
Sandeep Laumas, M.D.	(Principal Financial and Accounting Officer)

/s/ Gwendolyn Binder, Ph.D.	Director	March 21, 2024
Gwendolyn Binder, Ph.D.

/s/ Neil Gibson, Ph.D.	Director	March 21, 2024
Neil Gibson, Ph.D.

/s/ George Matcham, Ph.D.	Director	March 21, 2024
George Matcham, Ph.D.

/s/ R. Kent McGaughy, Jr.	Director	March 21, 2024
R. Kent McGaughy, Jr.

/s/ Jack Nielsen	Director	March 21, 2024
Jack Nielsen