Form 10-Q
period 2024-03-31
Instil Bio, Inc.
filed 2024-05-10
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,503,913 shares of Common Stock, $0.000001 par value per share	May 8, 2024

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,484	$9,195
Restricted cash	—	1,501
Marketable securities	148,304	141,161
Prepaid expenses and other current assets	6,325	8,902
Held for sale assets	918	—
Total current assets	161,031	160,759
Property, plant and equipment, net	133,903	138,684
Operating lease right-of-use assets	1,935	2,387
Long-term investments	7,666	23,161
Other long-term assets	1,768	639
Total assets	$306,303	$325,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,225	$1,212
Accrued expenses and other current liabilities	10,126	9,347
Total current liabilities	11,351	10,559
Contingent consideration, net of current portion	4,955	4,858
Operating lease liabilities, non-current	2,451	2,877
Loan payable	81,676	81,427
Other long-term liabilities	43	80
Total liabilities	100,476	99,801
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,503,913 shares issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Additional paid-in capital	811,673	807,158
Accumulated other comprehensive loss	(563)	(348)
Accumulated deficit	(605,283)	(580,981)
Total stockholders’ equity	205,827	225,829
Total liabilities and stockholders’ equity	$306,303	$325,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$7,256	$20,670
General and administrative	12,424	13,222
Restructuring and impairment charges	4,275	24,554
Total operating expenses	23,955	58,446
Loss from operations	(23,955)	(58,446)
Interest income	2,062	2,071
Interest expense	(1,981)	(636)
Other expense, net	(428)	(57)
Net loss	(24,302)	(57,068)
Other comprehensive income (loss):
Foreign currency translation	44	(230)
Unrealized (loss) gain on available-for-sale securities, net	(259)	317
Total comprehensive loss	$(24,517)	$(56,981)
Net loss per share, basic and diluted	$(3.74)	$(8.77)
Weighted-average shares used in computing net loss per share, basic and diluted	6,503,913	6,503,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2023	6,503,913	$—	$807,158	$(348)	$(580,981)	$225,829
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(24,302)	(24,302)
Other comprehensive loss	—	—	—	(215)	—	(215)
Balance - March 31, 2024	6,503,913	$—	$811,673	$(563)	$(605,283)	$205,827

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2022	6,503,913	$—	$788,992	$(493)	$(424,894)	$363,605
Stock-based compensation	—	—	4,530	—	—	4,530
Net loss	—	—	—	—	(57,068)	(57,068)
Other comprehensive income	—	—	—	87	—	87
Balance - March 31, 2023	6,503,913	$—	$793,522	$(406)	$(481,962)	$311,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,302)	$(57,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,515	4,530
Non-cash lease expense	(40)	271
Foreign exchange remeasurement gain (loss)	163	(373)
Impairment of fixed assets	2,534	13,099
Impairment of right-of-use assets	187	7,804
Change in fair value of contingent consideration	97	(236)
Depreciation	993	1,776
Accretion on invested securities	(1,149)	(1,320)
Non-cash interest expense	252	255
Change in fair value of interest cap derivative instrument	246	369
Loss on disposals of property and equipment	292	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,339	(773)
Other long-term assets	(197)	67
Accounts payable	20	(980)
Operating lease liabilities	(200)	(446)
Accrued restructuring costs	778	(207)
Accrued expenses and other current liabilities	80	(1,475)
Net cash used in operating activities	(14,392)	(34,662)
Cash flows from investing activities:
Purchase of marketable securities	(50,657)	(82,005)
Maturities of marketable securities	59,900	105,000
Purchases of property, plant and equipment	—	(8,467)
Net cash provided by investing activities	9,243	14,528
Cash flows from financing activities:
Proceeds from note payable	—	4,467
Net cash provided by financing activities	—	4,467
Net decrease in cash and cash equivalents	(5,149)	(15,667)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	(24)
Cash, cash equivalents and restricted cash—beginning of period	10,696	43,716
Cash, cash equivalents and restricted cash—end of period	$5,484	$28,025

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,732	$1,479

Supplemental disclosure of noncash information:
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	—	$9,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is headquartered in Dallas, Texas and was incorporated in the state of Delaware in August 2018. The Company is a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. The Company seeks to in-license/acquire and develop novel therapeutic candidates in diseases with significant unmet medical need. The Company’s first program is a tumor infiltrating lymphocyte (TIL) cell therapy for the treatment of cancer, which it acquired in 2020.
In December 2022, the Company’s Board of Directors (the “Board of Directors”) approved a strategic reprioritization of the Company’s preclinical and clinical development programs (referred to as the “2022 Plan”). In January 2023, the Board approved an additional restructuring plan (referred to as the “2023 Plan”) and the Company announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to the its active operations in Manchester, UK and stopped recruiting for the ITIL-306-201 clinical trial.
On December 13, 2023, the Company entered into an agreement with a third-party to develop an autologous FRα CoStAR TIL (the “Collaboration Product”) for a potential open-label investigator-initiated trial (“IIT”) in non-small cell lung cancer (“NSCLC”) in China. Initial feasibility studies for the Collaboration Product have been completed and, assuming continued collaboration progress, the next steps would be for the collaborator to lead opening IITs to enroll patients. The Collaboration Product will be manufactured by the collaborator utilizing the Company’s proprietary FRα CoStAR construct in the collaborator’s manufacturing process. The collaborator has an option to exclusively license the Collaboration Product in China and Taiwan.
In January 2024, the Board of Directors approved an additional restructuring plan (the “2024 Plan”), involving the closure of the Company’s UK manufacturing and clinical operations and cessation of the Company’s ITIL-306 clinical trial. The UK workforce reduction and related restructuring activities are expected to be substantially completed by the end of 2024. The Company plans to retain certain key process development, research, and related personnel to advance early-stage pipeline development of CoStAR and other novel TIL technologies, and to support the Company’s collaboration. The 2022 Plan, 2023 Plan and 2024 Plan are collectively referred to as (the “Plan”). See Note 10 for more information.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the results of its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024.
Reverse Stock Split

Effective December 7, 2023, the Company effected a 1-for-20 reverse stock split of its outstanding shares of common stock. Where applicable, all share and per share amounts in this Quarterly Report have been adjusted to reflect the effect of the reverse stock split.
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
Restricted cash consists of a cash reserve which serves as collateral for the Company’s construction loan and is classified within current assets on the condensed consolidated balance sheet as of December 31, 2023. There was no restricted cash as of March 31, 2024 and $1.5 million of restricted cash as of December 31, 2023 on the condensed consolidated balance sheet.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of March 31, 2024 and December 31, 2023, marketable securities consisted of U.S. Treasury bills.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5,484	$9,195
Restricted cash	—	1,501
Cash, cash equivalents and restricted cash	$5,484	$10,696
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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item “assets held for sale” in its condensed consolidated balance sheet. To date, the Company has recorded impairment losses on assets held for sale associated with the Plan. During the three months ended March 31, 2024 and 2023, the Company recognized non-cash impairment charges for assets held for sale of $2.5 million and $10.5 million, respectively. The non-cash impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 10 for more information.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less costs to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company’s stock price and implementation of the Plan. During the three months ended March 31, 2024 and 2023, the Company recognized non-cash impairment charges for leasehold improvements of $0.3 million and $2.6 million, respectively. These impairment charges were recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Notes 6 and 10 for more information.
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
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU 2023-09 on its consolidated financial statements and related disclosures.
A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its condensed consolidated financial statements.

3. Balance Sheet Components
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$31,243	$31,243
Laboratory equipment	3,415	8,291
Buildings	102,433	102,433
Office and computer equipment	621	831
Leasehold improvements	154	1,424
Manufacturing equipment	400	2,017
Total property, plant and equipment, gross	138,266	146,239
Less: accumulated depreciation	(4,363)	(7,555)
Total property, plant and equipment, net	$133,903	$138,684

For the three months ended March 31, 2024 and 2023, the Company recognized depreciation expense of $1.0 million and $1.8 million, respectively, in the condensed consolidated statements of operations and comprehensive loss.
During the three months ended March 31, 2024 and 2023, the Company capitalized nil and $1.1 million, respectively, of interest related to qualifying expenditures for construction work-in-progress for its Tarzana manufacturing facility.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$1,748	$1,026
Accrued operational expenses	1,273	1,412
Accrued restructuring costs	3,914	3,136
Accrued research, development and clinical trial expenses	1,363	1,833
Operating lease liabilities, current	1,683	1,750
Other current liabilities	145	190
Total accrued expenses and other current liabilities	$10,126	$9,347
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$4,177	$—	$—	$4,177
U.S. Treasury bills	—	155,970	—	155,970
Derivative financial instrument	—	809	—	809
Total	$4,177	$156,779	$—	$160,956
Financial Liabilities
Contingent consideration	$—	$—	$4,955	$4,955

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,684	$—	$—	$5,684
U.S. Treasury bills	—	164,322	—	164,322
Derivative financial instrument	—	1,055	—	1,055
Total	$5,684	$165,377	$—	$171,061
Financial Liabilities
Contingent consideration	$—	$—	$4,858	$4,858

There were no transfers in or out of Level 1, 2 and 3 measurements for the three months ended March 31, 2024 and the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 6, and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, the fair value of the Company’s Loan (as defined in Note 6) was $74.1 million and $72.3 million. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy (see Note 2).

5. Financial Instruments

Marketable securities and long-term investments classified as available-for-sale on March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$148,420	$—	$(116)	$148,304
U.S. Treasury bills	Between one and two years	7,696	—	(30)	7,666
Total marketable securities and long-term investments		$156,116	$—	$(146)	$155,970

	December 31, 2023
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$141,075	$86	$—	$141,161
U.S. Treasury bills	Between one and two years	23,134	27	—	23,161
Total marketable securities and long-term investments		$164,209	$113	$—	$164,322

As of March 31, 2024 and December 31, 2023, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of March 31, 2024 and December 31, 2023, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost bases. There were $148.3 million of marketable securities and $7.7 million of long-term investments maturing in less than two years classified as available-for-sale as of March 31, 2024. There were $141.2 million of marketable securities and $23.2 million of long-term investments maturing in less than two years classified as available-for-sale as of December 31, 2023.
6. Commitments and Contingencies
Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, and the United Kingdom. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use asset or lease liability as they are not reasonably certain to be exercised. Certain leases have leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease, such improvements incurred by the Company will revert to the landlord at the expiration of the lease and will be removed from Company’s condensed consolidated balance sheets.
The Company’s lease costs consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$388	$1,209
Variable lease cost	290	1,032
Total lease cost	$678	$2,241

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$528	$875

The following table summarizes the Company’s lease assets and liabilities (in thousands):

	As of March 31, 2024	As of December 31, 2023
Operating lease right-of-use assets	$1,935	$2,387
Current operating lease liabilities	$1,683	$1,750
Non-current operating lease liabilities	$2,451	$2,877

The following table summarizes other supplemental information related to the Company’s lease obligations:

	As of March 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	2.4	2.6
Weighted-average discount rate	6.75%	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

As of March 31, 2024
2024 (remaining nine months)	$1,420
2025	1,818
2026	1,219
Total future lease payments	4,457
Less: imputed interest	323
Total lease liability balance	4,134
Less: current portion of operating lease liabilities	1,683
Total operating lease liabilities, non-current	$2,451
During the three months ended March 31, 2024 and 2023, the Company evaluated its remaining right-of-use assets for impairment, as the Plan has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and has recognized an impairment loss of $0.2 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively, which is recorded in the line item “restructuring and impairment charges” in the condensed consolidated statements of operations and comprehensive loss (see Note 10).
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

Debt

In June 2022, the Company’s wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company’s wholly-owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”) which has been completed. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of March 31, 2024, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $1.2 million. During the year ended December 31, 2023, $0.6 million in additional principal was paid in accordance with the loan agreement. The

Loan is guaranteed by the Company and secured by the Property, and bears interest at the one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company discontinued capitalizing interest in June 2023 as the building was substantially complete. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of March 31, 2024 and December 31, 2023 as defined in the loan agreement. As of March 31, 2024, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 4.
The net carrying amount of the liability component of the Loan was as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Principal amount	$82,837	$82,837
Unamortized debt issuance cost	(1,161)	(1,410)
Net carrying amount	$81,676	$81,427

The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,732	$387
Amortization of debt issuance cost	249	249
Total interest expense related to the Loan	$1,981	$636

Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of March 31, 2024 and December 31, 2023, the Company recorded $0.2 million and nil, respectively, in commitments for employee benefits as part of the Plan. As of March 31, 2024 and December 31, 2023, the Company had $3.7 million and $3.1 million, respectively, in commitments for contract terminations as part of the Plan (see Note 10).
The Company has entered into an agreement with a third-party to collaborate on the development of the Collaboration Product with the aim of enrolling patients in IITs in China. Additional milestone payments of $2.6 million were made during the three months ended March 31, 2024 and upon successful completion of future milestones, the Company may be required to pay up to $3.4 million for clinical development.
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

As of March 31, 2024 and December 31, 2023, the Company had 6,503,913 shares of common stock outstanding.

Preferred Stock Activity

The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
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
As of March 31, 2024, 361,583 shares of common stock remained available for issuance under the 2021 Plan. As of March 31, 2024, the total number of shares authorized for issuance under the 2021 Plan was 642,722 shares.
The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$547	$158
General and administrative expense	3,968	4,372
Total stock-based compensation expense	$4,515	$4,530
As of March 31, 2024, there was $20.4 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 1.4 years.
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

9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2024	2023
Stock options to purchase common stock	1,097,647	1,154,151
10. Corporate Restructuring Plan
In January 2023, the Company announced the 2023 Plan, which involved the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL operations in Manchester, UK and stopped recruiting for the ITIL-306-201 clinical trial.
In January 2024, the Board of Directors approved the 2024 Plan that includes closing the Company’s Manchester, UK manufacturing facility and clinical trial operations and cessation of the Company’s ITIL-306-202 clinical trial.
In connection with the 2024 Plan, the Company incurred charges of $4.3 million during the three months ended March 31, 2024, and estimates that it will incur additional charges of up to $1.3 million by the end of 2024 in connection with the 2024 Plan, including employee termination costs, severance and other benefits, and contract termination costs. The charges that the Company expects to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 Plan.

Restructuring and Impairment Charges

As a result of the Plan, during the three months ended March 31, 2024 and 2023, the Company recorded restructuring and impairment charges of $4.3 million and $24.6 million, respectively, within the restructuring and impairment charges line item within the condensed consolidated statements of operations and comprehensive loss. These charges relate to asset impairments, contract terminations, severance payments and other employee-related costs incurred. The following table summarizes the restructuring and impairment charges by category (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset impairment for leasehold improvements	$292	$2,644
One-time employee termination benefits	731	1,762
Contract terminations expense	531	1,888
Right-of-use asset impairment	187	7,806
Impairment of long-lived assets held for sale	2,534	10,454
Total restructuring and impairment charges	$4,275	$24,554

Restructuring Liability

As a result of the Plan, the restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured as the amount expected to be paid or that was paid. During the quarter ended March 31, 2024, the Company paid $0.7 million of restructuring costs and expects to pay the remainder of the restructuring costs by the end of 2024. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract terminations	Total
Restructuring liability ending December 31, 2023	$—	$3,136	$3,136
Additions, net	978	531	1,509
Payments	(731)	—	(731)
Restructuring liability balance as of March 31, 2024	$247	$3,667	$3,914

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Instil Bio, Inc. and our consolidated subsidiaries.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. We seek to in-license/acquire and develop novel therapeutic candidates in diseases with significant unmet medical need. Our first such program is an engineered tumor infiltrating lymphocyte (TIL) cell therapy for the treatment of cancer, which we acquired in 2020. We intend to evaluate and explore additional opportunities to in-license promising therapeutic candidates.
Using our Co-Stimulatory Antigen Receptor, or CoStAR™, platform we generated ITIL-306, a genetically modified TIL targeting folate receptor alpha, or FRα, which was previously our lead product candidate. These modified TILs, or CoStAR-TILs, provide potent costimulation to T cells within the tumor microenvironment by expressing novel CoStAR molecules which bind to tumor associated antigens, such as FRα. In October 2022, we announced the successful dosing of the first patient with non-small cell lung cancer, or NSCLC, in a Phase 1 clinical trial of ITIL-306 in the United States, ITIL-306-201. In 2023, we closed our U.S. manufacturing and clinical trial operations, ceased enrollment in the ITIL-306-201 clinical trial and pivoted our manufacturing and clinical operations to the United Kingdom with the expectation of commencing another Phase 1 clinical trial of ITIL-306 in the United States and the United Kingdom, ITIL-306-202, in 2023. In January 2024, we announced that we plan to close our UK manufacturing and clinical trial operations. As a result, we have ceased all ITIL-306 Phase 1 clinical trial activities.

In January 2024, concurrent with announcing our plan to close our UK manufacturing and clinical trial operations, we announced that we entered into an agreement with a third-party to develop an autologous FRα CoStAR-TIL, or the Collaboration Product, for potential open-label investigator-initiated trials, or IITs, in NSCLC, in China. Initial feasibility studies for the Collaboration Product have been completed and, assuming continued collaboration progress, the next steps would be for our collaborator to lead opening an IIT to enroll patients. The Collaboration Product will be manufactured by our collaborator utilizing our proprietary FRα CoStAR construct in our collaborator’s manufacturing process. Our collaborator has an option to exclusively license the Collaboration Product in China and Taiwan.
While we have ceased our ITIL-306 Phase 1 clinical trial, we plan to retain certain key process development, research, and related personnel to advance early-stage pipeline development of CoStAR-TILs and other novel TIL technologies, and to support our collaboration.
Since inception, we have had significant operating losses. Our net loss was $24.3 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $605.3 million. As of March 31, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $161.5 million, which consists of $5.5 million in cash and cash equivalents, $148.3 million in marketable securities and $7.7 million in long-term investments. We expect to continue to incur net losses for the foreseeable future.
Recent Developments
As discussed above, in December 2023, we entered into a collaboration to develop our Collaboration Product for potential IITs in NSCLC in China. In addition, as discussed above, in January 2024, our Board of Directors approved a restructuring plan, or the 2024 Plan, to effect the closure of our Manchester, UK manufacturing and clinical trial operations, including discontinuing our ITIL-306-202 clinical trial. As a part of the 2024 Plan, we reduced our UK workforce. This workforce reduction is expected to be substantially completed by the end of 2024.
In connection with the 2024 Plan, we currently estimate that we will incur charges of up to $5.6 million, including employee termination costs, severance and other benefits, and contract termination costs. The charges that we expect to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 Plan.
Components of Operating Results
Operating Expenses
Research and Development
Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees, and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the three months ended March 31, 2024 and March 31, 2023, we did not allocate our research and development expenses by program.
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
The process of conducting the necessary clinical research to obtain regulatory approval from the FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA, and comparable foreign authorities is costly and time consuming and the successful development of product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this Quarterly Report titled “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.
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
Restructuring and Impairment Charges
Restructuring and impairment charges consist primarily of:
•for the three months ended March 31, 2023, building and asset impairment charges related to our facility in Tarzana, which we have ceased using as a manufacturing facility;
•for the three months ended March 31, 2024, asset impairment charges related to our facility in Manchester;
•contract terminations, including contract terminations related to the Tarzana, Thousand Oaks and Manchester facilities; and
•severance and other employee termination related costs.
As part of the 2023 Plan, we transitioned clinical manufacturing and trial operations of ITIL-306 to the United Kingdom, and as a result, in 2023 we reduced our U.S. workforce by approximately 96% and our UK workforce by approximately 42%. Subsequently, during the three months ended March 31, 2024, we decided to close our UK manufacturing and clinical operations and incurred charges of $4.3 million during the three months ended March 31, 2024 with this restructuring, and we estimate we will incur additional charges of up to $1.3 million in 2024 related to the 2024 Plan.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts, marketable securities, and long-term investments.

Interest Expense
Interest expense consists of interest expense on our note payable and amortization of loan origination costs.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest cap derivative instrument fair value gain or loss, foreign exchange remeasurement gain or loss and other expenses and income.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which we operate, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. We maintain full valuation allowance against net deferred tax assets for the United States and the United Kingdom. The valuation allowance has been provided based on the positive and negative evidence relative to our company, including the existence of cumulative net operating losses, or NOLs, since our inception, and the inability to carryback these NOLs to prior periods. Furthermore, we have determined that it is more likely than not that the benefit of these assets would not be realized in the foreseeable future. The timing and the reversal of our valuation allowance will continue to be monitored.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Operating expenses:
Research and development	$7,256	$20,670	$(13,414)
General and administrative	12,424	13,222	(798)
Restructuring and impairment charges	4,275	24,554	(20,279)
Total operating expenses	23,955	58,446	(34,491)
Loss from operations	(23,955)	(58,446)	34,491
Interest income	2,062	2,071	(9)
Interest expense	(1,981)	(636)	(1,345)
Other expense, net	(428)	(57)	(371)
Net loss	$(24,302)	$(57,068)	$32,766

Research and Development Expenses
Research and development expenses were $7.3 million and $20.7 million for the three months ended March 31, 2024 and 2023, respectively. The net decrease of $13.4 million was primarily due to:

•$8.9 million decrease in employee-related costs from reduced headcount, consisting primarily of a decrease of $9.1 million in wages and benefits and a $0.2 million decrease for other employee-related expenses in relation to our research and development personnel, offset by a $0.4 million increase in stock-based compensation expense;
•$0.1 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities, closure of our UK manufacturing, and clinical operations, cessation of our ITIL-306 clinical trial; and
•$4.4 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to strategic reductions made in these areas.

We anticipate that our future research and development expenses will generally decrease in the near term as a result of implementing significant workforce reductions, adapting to changes in our company’s size, and adopting a more efficient clinical development strategy.
General and Administrative Expenses
General and administrative expenses were $12.4 million and $13.2 million for the three months ended March 31, 2024 and 2023, respectively. The net decrease of $0.8 million was primarily due to:

•$1.6 million decrease in employee-related costs from reduced headcount mainly due to a decrease in wages of $1.2 million and a decrease in stock-based compensation expense of $0.4 million; and
•$0.4 million decrease of consulting and professional services costs, mainly consisting of a reduction in business operations consultants; offset by
•$1.2 million increase in facility and other general office expenses.

We anticipate our general and administrative expenses to decrease generally in the near term as a result of implementing significant workforce reductions and adapting to changes in our company’s size.

Restructuring and Impairment Charges

Restructuring and impairment charges were $4.3 million and $24.6 million for the three months ended March 31, 2024 and 2023, respectively. The net decrease of $20.3 million was primarily due to:

•$1.4 million reduction in costs from termination of contracts;
•$7.9 million reduction in costs as a result of impairments of assets held for sale;
•$7.6 million reduction in costs from impairments of right-of-use assets;
•$2.4 million reduction in costs resulting from leasehold improvement impairments; and
•$1.0 million reduction in costs from severance payments and benefits continuation.

We expect additional restructuring and impairment charges in 2024 as result of reducing our UK workforce and other actions related to our 2024 Plan referenced in Note 10 to the financial statements included elsewhere in this Quarterly Report.

Interest Income, Interest Expense and Other Expense, Net

Interest income, interest expense and other expense, net were $0.3 million of expense and $1.4 million of income for the three months ended March 31, 2024 and 2023, respectively. The decrease of approximately $1.7 million was primarily due to:

•$1.3 million increase of interest expense from our note payable; and
•$0.5 million increase in loss on foreign currency transactions; offset by
•$0.1 million change in fair value from interest cap derivative instrument.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for at least several years, if ever.

As of March 31, 2024, we had cash, cash equivalents, marketable securities, and long-term investments of $161.5 million, which consisted of $5.5 million in cash and cash equivalents, $148.3 million in marketable securities and $7.7 million in long-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Prior to our initial public offering, or IPO, we funded our operations primarily through the issuance and sale of convertible preferred stock. From our inception through March 2021, we raised net cash proceeds of $380.1 million from the issuance and sale of our convertible preferred stock.
In the first quarter of 2021, we raised net proceeds of $339.0 million in our IPO, pursuant to which we sold an aggregate of 920,000 shares of common stock.
In June 2022, our wholly-owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building. Construction of the Tarzana facility has been completed. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. As of March 31, 2024, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $1.2 million.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. We are evaluating opportunities for a potential sale or lease of the Tarzana manufacturing site, as well as subleases of other facilities under lease. If we are successful in leasing and/or selling the Tarzana facility, such a transaction could extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong; we may not be successful in securing a sale or lease of the Tarzana facility or sublease of the other facilities on favorable terms, or at all and we could utilize our available capital resources sooner than we expect. Regardless of whether we are successful in leasing or selling the Tarzana facility or subleasing other facilities, we expect to continue to expend significant resources for the foreseeable future.
We use our cash to fund operations, primarily to fund our business development, research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly as we advance product candidates into later stages of development and conduct clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with acquiring product candidates, and the research, development and commercialization of product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:
•the results of our collaboration and the number and characteristics of any product candidates we develop or acquire;
•the scope, rate of progress, costs and results of future clinical and preclinical development activities;
•the costs, timing, and outcome of regulatory review of any product candidates, and the number of trials required for regulatory approval;
•the cost of manufacturing any product candidates, as well as any products we successfully commercialize;
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

In February 2019, we entered into a license agreement with Immetacyte Ltd., or Immetacyte, pursuant to which we obtained a worldwide license to Immetacyte’s proprietary technology, know-how and intellectual property for the research, development, manufacture and commercialization of TIL therapies. In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid as of March 31, 2024, which payment is contingent on future events, was $13.3 million.
We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of March 31, 2024, our future minimum lease payments under committed or non-cancelable lease agreements were $4.5 million.
As discussed above, in connection with the 2024 Plan, we currently estimate that we will incur additional charges of up to $1.3 million in 2024, including employee termination costs, severance and other benefits, and contract termination costs. The charges that we expect to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 Plan.
Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, higher interest rates, conflicts in Ukraine and the Middle East, and recent and potential future bank failures. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors.”

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Cash used in operating activities	$(14,392)	$(34,662)
Cash provided by investing activities	9,243	14,528
Cash provided by financing activities	—	4,467
Net decrease in cash, cash equivalents, and restricted cash	$(5,149)	$(15,667)
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2024 was $14.4 million, which consisted of the net loss of $24.3 million, partially offset by a $1.8 million net change to our net operating assets and liabilities and $8.1 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to an increase of $1.3 million in prepaid expenses and other current assets, a decrease of $0.2 million in other long-term assets, a decrease of $0.2 million on operating lease liabilities, and an increase of $0.8 million in accrued restructuring liabilities. The non-cash charges primarily consisted of stock-based compensation of $4.5 million, impairment of fixed assets of $2.5 million, impairment of right-of-use assets of $0.2 million, depreciation expense of $1.0 million, change in fair value of contingent consideration of $0.1 million, change in foreign exchange remeasurement of $0.2 million, loss on disposals of property and equipment of $0.3 million, and non-cash interest expense of $0.3 million, offset by accretion on invested securities of $1.1 million.

Cash used in operating activities for the three months ended March 31, 2023 was $34.7 million, which consisted of the net loss of $57.1 million and a $3.8 million net change to our net operating assets and liabilities, partially offset by $26.2 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $1.0 million in accounts payable, a decrease of $1.5 million in accrued expenses and other current liabilities, a decrease of $0.8 million in prepaid expenses and other current assets, a decrease of $0.4 million in other long-term assets and operating lease liabilities, and a decrease of $0.2 million in accrued restructuring liabilities. The non-cash charges primarily consisted of stock-based compensation of $4.5 million, impairment of fixed assets of $13.1 million, impairment of right-of-use assets of $7.8 million, depreciation expense of $1.8 million, non-cash lease expense of $0.3 million, and non-cash interest expense of $0.3 million, offset by accretion on invested securities of $1.3 million, change in fair value of contingent consideration of $0.2 million and change in foreign exchange remeasurement of $0.4 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the three months ended March 31, 2024 was $9.2 million related to marketable securities.
Cash provided by investing activities for the three months ended March 31, 2023 was $14.5 million, of which $23.0 million was related to marketable securities, partially offset by $8.5 million used related to purchases of property and equipment.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2024 was nil.
Cash provided by financing activities for the three months ended March 31, 2023 was $4.5 million, which was primarily related to cash proceeds from our note payable.
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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies from those disclosed in our 2023 Annual Report.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We do not currently have any active clinical trials. We may derive results for our Collaboration Product from open-label investigator-initiated trials, or IITs, led by our collaborator in China. IITs are conducted by principal investigators; our role in the trials and access to the clinical results and data are limited and there is no assurance that the clinical data from our collaborator-led IITs will be accepted or considered by the U.S. Food and Drug Administration, or FDA, or other comparable regulatory authorities.
•The regulatory approval processes of the FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval.

•Negative public opinion of tumor infiltrating lymphocyte, or TIL, therapies, the dynamically evolving competitive landscape for our target indications or increased regulatory scrutiny of cell therapy using TILs may adversely impact the development of and commercial strategy for our product candidates, our plans for investing in manufacturing readiness for regulatory filings and the success of our current and future product candidates.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $24.3 million and $57.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $605.3 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.
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

We are a biopharmaceutical company with a limited operating history. We commenced operations in 2019, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, acquiring our technology and product candidates, acquiring our facilities in Tarzana, California, developing manufacturing capabilities and developing product candidates, including undertaking preclinical studies and initiating clinical trials, which were subsequently discontinued. To date, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, in the last 18 months, we implemented several strategic reprioritizations of our preclinical and clinical development programs and elected to discontinue our ITIL-168 development program and our ITIL-168 and ITIL-306 clinical trials. As part of these various restructurings, we have significantly reduced our workforce. We may experience unforeseen delays or other challenges as a result of these actions, which could adversely impact our timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. We will need to develop clinical, manufacturing, regulatory and commercial capabilities, and we may not be successful in doing so.

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
As of March 31, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $161.5 million, which consists of $5.5 million in cash and cash equivalents, $148.3 million in marketable securities and $7.7 million in long-term investments. We believe that our existing cash, cash equivalents, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. For instance, we may not achieve all the expected cost savings of our current strategic restructuring plan, and we may expend more capital than expected in connection with the 2024 closure of our UK manufacturing and clinical trial operations. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, costs and results of our collaborator-led IITs and discovery, preclinical development, laboratory testing and related activities for our product candidates;
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

To date, we have recorded significant impairment losses on long-lived assets associated with a sustained decrease in our stock price and multiple restructuring plans implemented since December 2022. Most recently, during the quarter ended March 31, 2024, we recorded aggregate restructuring and impairment charges of approximately $4.3 million related to contract termination, asset impairments, severance payments and other employee-related costs. This amount includes our Manchester, United Kingdom manufacturing facility that we identified and classified as held for sale, which is reflected at the lower of carrying value or fair value less costs to sell, which resulted in $2.5 million in impairment charges. We also determined that right-of-use assets were impaired, as the 2024 Plan has resulted in a cessation of use for several of our locations under lease, and we recognized an impairment loss of $0.2 million. We currently estimate that we will incur additional charges of up to $1.3 million in connection with the 2024 Plan (as defined and discussed in Note 10 to the financial statements included elsewhere in this Form 10-Q), although this estimated amount does not include any non-cash charges associated with stock-based compensation or any charges or costs associated with any potential sale of our Tarzana, California facility and asset impairments, if any. The charges that we currently estimate incurring in connection with the 2024 Plan are estimates only and are subject to a number of assumptions, and actual results may differ materially, and we may incur additional costs associated with the 2024 Plan.

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
We currently have no products approved for commercial sale, and all of our product candidates are currently in early-stage development. As an organization, we have no prior experience completing any clinical trials, or working in a collaborator-led IIT; we have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
Because our Collaboration Product and any future product candidates developed from our CoStAR platform, represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
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
We do not currently have any active clinical trials. We may derive results for our Collaboration Product from open-label IITs led by our collaborator in China. IITs are conducted by principal investigators; our role in the trial and access to the clinical results and data are limited and there is no assurance that the clinical data from our collaborator-led IITs will be accepted or considered by the FDA, or other comparable regulatory authorities.
We are early in the process of potentially conducting our first collaborator-led IITs in China. While IITs may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials and the compliance of the extensive regulatory requirements that the trials are subject to, especially with respect to portion that needs to be performed by third parties. As a result, we are subject to risks associated with the way IITs are conducted. Third parties in such IITs may not perform their responsibilities on our anticipated schedule or consistent with clinical trial protocols or applicable regulations. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration, or NMPA, and other comparable regulatory authorities regarding IITs expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates.
Preclinical studies and clinical trials, including IITs, are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.
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
In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for a particular active ingredient or principal molecular structural features for the indication for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing biological products. If we seek orphan drug designation, we may be unsuccessful in obtaining such orphan drug designation for our product candidates. Even if we obtain orphan drug exclusivity for any of our product candidates, we may be unable to maintain the benefits associated with orphan drug designation, or such orphan drug exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan drug exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or that we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on our potential Collaboration Product for the treatment of non-small cell lung cancer and potentially licensing-in or otherwise acquiring a new product candidate. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. For example, before prioritizing development of our Collaboration Product, our strategy focused primarily on the development of ITIL-306, which we discontinued in January 2024, and prior to that, ITIL-168 for the treatment of PD-1 inhibitor-relapsed or refractory advanced cutaneous melanoma, which we discontinued in 2022. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, immunotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval for product candidates we develop as a therapy for patients who have received one or more prior treatments. If we do so, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or enforcement action from the FDA, MHRA, EMA or comparable regulatory authorities. If we or our manufacturers were to fail to comply with the requirements of the FDA, MHRA, EMA or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.
Biological products, particularly cell therapy products, are inherently difficult to manufacture. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Our production process requires a number of highly specific raw materials, cells and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cells and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects, resulting in delays.
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

Manufacturing problems may result in a delay in the timelines for our clinical trials. For example, in October 2022 we voluntarily paused enrollment in our clinical trials for ITIL-168 following a decrease in the rate of successful manufacturing of ITIL-168, resulting in the inability to dose some patients, and also voluntarily paused enrollment in our Phase 1 trial of ITIL-306, although no manufacturing failures were observed in this trial. We thereafter resumed our clinical trial for ITIL-306 prior to our discontinuation of our ITIL-306 development program. We informed all applicable regulatory agencies of our voluntary pause and no regulatory agency, including the FDA, issued a clinical hold on any of our prior clinical trials, although there can be no assurance that we will not be subject to a clinical hold in the future. We completed an end-to-end analysis of our manufacturing processes and took corrective actions to improve the rate of manufacturing success, but there can be no assurance that we will not experience other manufacturing issues in the future.
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

The manufacture of our TIL product candidates is difficult and complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or any approved products could be delayed or stopped.
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
Manufacturing our product candidates requires many reagents, which are substances used to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. For example, we currently use facilities and equipment at external contract manufacturing organizations, or CMOs, as well as supply sources internal to the collaboration for vector supply. Our use of CMOs increases the risk of delays in production or insufficient supplies as we transfer our manufacturing technology to these CMOs and as they gain experience with our supply requirements. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.
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
We expect that we will need to obtain rights to and supplies of certain materials and equipment to be used in the manufacturing process for our current and future product candidates. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter the manufacturing process for our product candidates in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter the manufacturing process for our product candidates so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical testing, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. These factors could cause the delay of studies or trials, regulatory submissions, required approvals or commercialization of product candidates that we develop, cause us to incur higher costs and prevent us from commercializing our product candidates successfully.
Any contamination or interruption in the manufacturing process for our product candidates, shortages of raw materials or failure of our suppliers of reagents to deliver necessary components could result in delays in our clinical development or marketing schedules.
Given the nature of cell therapy manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in the manufacturing process for our product candidates are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects. For example, the 2022 investigation of our manufacturing failures identified a central source of contamination in the cell media. Although we completed an end-to-end analysis of our manufacturing process and implemented corrective actions to improve our manufacturing process, there can be no assurance that such actions will be effective or that we will not in the future experience contamination issues in our manufacturing process. We currently rely, and expect to continue to rely, on third party manufacturers, including our collaborator for the potential IITs in China, to manufacture our product candidates. Reliance on third parties exposes us to additional risks associated with having reduced control over manufacturing activities.

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
•the availability of third-party coverage and adequate reimbursement for our product candidates, once approved;
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors, including Achilles Therapeutics, Ltd., AstraZeneca plc (Neogene Therapeutics, B.V.), Intima Bioscience, Inc., Iovance Biotherapeutics Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Obsidian Therapeutics, Inc. and Turnstone Biologics Corp. For example, the FDA recently approved Amtagvi (lifileucel), developed by Iovance Biotherapeutics, Inc., for the treatment of adult patients with unresectable or metastatic melanoma, which is the first approved treatment for cancer utilizing TIL therapy. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies, such as Bristol-Myers Squibb, Inc. (Juno Therapeutics, Inc.), Gilead, Inc. (Kite Pharma, Inc.), Immatics N.V., and Poseida Therapeutics, Inc. There are also companies utilizing other cell-based approaches that may be competitive to our product candidates.
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
There can be no assurance that our product candidates, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
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
In addition, IITs, which are scientific research that is initiated, sponsored, and conducted by an independent investigator(s) and/or institution(s) not affiliated with us, are being, and additional IITs, may be conducted involving potential product candidates, including the potential IITs in China. The investigator, sponsor, and/or investigator/sponsor remains responsible for conception, design, data analysis, publication, and compliance with applicable law. IITs can contribute towards enhancing the understanding of products (such as mechanism of action) and sparking new ideas for further research; however, IITs are generally not supported by pharmaceutical companies for the purposes of generating data that can lead to product labelling changes. Even if an IIT has positive results, additional studies, along with regulatory agency guidance and approval, would be required to advance a pharmaceutical product to the next stage of development and new potential labelling changes or indications. If we are unable to confirm or replicate the results from an IIT or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the IIT been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Negative results in IITs could have a material adverse effect on our efforts to obtain regulatory approval for such product candidates and the public perception of such product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.
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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval our product candidates.
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
We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Similar reform measures have been considered and adopted at the state level as well. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In-Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in-rights. While march-in-rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recalls, replacements, or discontinuance of one or more of our products; and
•additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any products would harm our business, financial condition, and results of operations.
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
As of May 8, 2024, we had 6,503,913 shares of common stock outstanding.
In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of approximately 1.9 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
Additionally, as of March 31, 2024 the holders of approximately 2.9 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we anticipate to be approximately $3.0 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
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

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 21, 2024).

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

10.1*+	Retention Bonus Agreement, by and between the Registrant and Bronson Crouch, dated as of February 12, 2024
10.2*+	Retention Bonus Agreement, by and between the Registrant and Sandeep Laumas, M.D. dated as of February 12, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Preferred Stock and of Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

May 10, 2024	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)