Form 10-Q
period 2024-06-30
Instil Bio, Inc.
filed 2024-08-13
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,503,913 shares of Common Stock, $0.000001 par value per share	August 9, 2024

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,781	$9,195
Restricted cash	—	1,501
Marketable securities	141,825	141,161
Prepaid expenses and other current assets	6,320	8,902
Total current assets	154,926	160,759
Property, plant and equipment, net	133,130	138,684
Operating lease right-of-use assets	1,707	2,387
Long-term investments	3,972	23,161
Other long-term assets	581	639
Total assets	$294,316	$325,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,217	$1,212
Accrued expenses and other current liabilities	9,072	9,347
Total current liabilities	10,289	10,559
Contingent consideration, net of current portion	5,054	4,858
Operating lease liabilities, non-current	2,020	2,877
Loan payable	81,926	81,427
Other long-term liabilities	8	80
Total liabilities	99,297	99,801
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,503,913 shares issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Additional paid-in capital	815,846	807,158
Accumulated other comprehensive loss	(627)	(348)
Accumulated deficit	(620,200)	(580,981)
Total stockholders’ equity	195,019	225,829
Total liabilities and stockholders’ equity	$294,316	$325,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,921	$8,459	$10,177	$29,129
General and administrative	10,706	11,518	23,130	24,740
Restructuring and impairment charges	508	1,010	4,783	25,564
Total operating expenses	14,135	20,987	38,090	79,433
Loss from operations	(14,135)	(20,987)	(38,090)	(79,433)
Interest income	1,919	2,287	3,981	4,358
Interest expense	(1,999)	(590)	(3,980)	(1,226)
Other (expense) income, net	(702)	628	(1,130)	571
Net loss	(14,917)	(18,662)	(39,219)	(75,730)
Other comprehensive loss:
Foreign currency translation	(5)	(211)	39	(441)
Unrealized (loss) gain on available-for-sale securities, net	(59)	(178)	(318)	139
Net comprehensive loss	$(14,981)	$(19,051)	$(39,498)	$(76,032)
Net loss per share, basic and diluted	$(2.29)	$(2.87)	$(6.03)	$(11.64)
Weighted-average shares used in computing net loss per share, basic and diluted	6,503,913	6,503,913	6,503,913	6,503,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2023	6,503,913	$—	$807,158	$(348)	$(580,981)	$225,829
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(24,302)	(24,302)
Other comprehensive loss	—	—	—	(215)	—	(215)
Balance - March 31, 2024	6,503,913	—	811,673	(563)	(605,283)	205,827
Stock-based compensation	—	—	4,173	—	—	4,173
Net loss	—	—	—	—	(14,917)	(14,917)
Other comprehensive loss	—	—	—	(64)	—	(64)
Balance - June 30, 2024	6,503,913	$—	$815,846	$(627)	$(620,200)	$195,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss) Income
Balance - December 31, 2022	6,503,913	$—	$788,992	$(493)	$(424,894)	$363,605
Stock-based compensation	—	—	4,530	—	—	4,530
Net loss	—	—	—	—	(57,068)	(57,068)
Other comprehensive income	—	—	—	87	—	87
Balance - March 31, 2023	6,503,913	—	793,522	(406)	(481,962)	311,154
Stock-based compensation	—	—	4,413	—	—	4,413
Net loss	—	—	—	—	(18,662)	(18,662)
Other comprehensive loss	—	—	—	(389)	—	(389)
Balance - June 30, 2023	6,503,913	$—	$797,935	$(795)	$(500,624)	$296,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,219)	$(75,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,688	8,943
Non-cash lease expense	165	115
Foreign exchange remeasurement loss (gain)	162	(723)
Impairment of fixed assets	2,780	14,020
Impairment of right-of-use assets	187	7,596
Change in fair value of contingent consideration	196	(81)
Depreciation	1,968	2,767
Accretion on invested securities	(2,411)	(2,898)
Non-cash interest expense	503	509
Change in fair value of derivative financial instrument	888	120
Loss on disposals of property and equipment	292	335
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,504	(1,501)
Other long-term assets	(901)	(1,017)
Accounts payable	11	(227)
Operating lease liabilities	(634)	(539)
Accrued restructuring costs	(75)	(1,879)
Accrued expenses and other current liabilities	(108)	(4,032)
Net cash used in operating activities	(25,004)	(54,222)
Cash flows from investing activities:
Purchase of marketable securities	(91,081)	(178,494)
Maturities of marketable securities	111,700	218,800
Purchases of property, plant and equipment	—	(15,447)
Cash received from held for sale assets	541	—
Net cash provided by investing activities	21,160	24,859
Cash flows from financing activities:
Proceeds from note payable	—	8,669
Net cash provided by financing activities	—	8,669
Net decrease in cash, cash equivalents and restricted cash	(3,844)	(20,694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(71)	(97)
Cash, cash equivalents and restricted cash—beginning of period	10,696	43,716
Cash, cash equivalents and restricted cash—end of period	$6,781	$22,925
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,482	$3,154
Supplemental disclosure of noncash information:
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$—	$4,815
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
The Company seeks to in-license or acquire and develop novel therapeutic candidates in diseases with significant unmet medical need. Most recently, on August 1, 2024, the Company’s wholly owned subsidiary, SynBioTx, Inc. (“SynBioTx”), in-licensed certain bispecific antibodies, including the product candidate known as SYN-2510, a bispecific antibody targeting both programmed death-ligand 1 (PD-L1) and vascular endothelial growth factor (VEGF), as well as SYN-27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4 (CTLA-4), from ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”). SYN-2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco (the “IO Collaboration Agreement”), SynBioTx has an exclusive license to research, develop, manufacture and commercialize these product candidates outside of China, including mainland China, Hong Kong, Macau and Taiwan (“Greater China”). ImmuneOnco retains development and commercialization rights in Greater China.
The Company also is developing a tumor infiltrating lymphocyte (“TIL”) cell therapy for the treatment of cancer, which was acquired in 2020. In December 2023, the Company entered into an agreement with a third-party collaborator to develop an autologous FRα CoStAR TIL (the “CoStAR-TIL Collaboration Product”) for a potential investigator-initiated trial (“IIT”) in non-small cell lung cancer (“NSCLC”) in China. The CoStAR-TIL Collaboration Product will be manufactured by the collaborator utilizing the Company’s proprietary FRα CoStAR construct in the collaborator’s manufacturing process. The collaborator has an option to exclusively license the CoStAR-TIL Collaboration Product in China and Taiwan.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the results of its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-

K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024.
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
Cash, Cash Equivalents, Restricted Cash, Marketable Securities, and Long-Term Investments
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.
Restricted cash consists of a cash reserve which serves as collateral for the Company’s construction loan and is classified within current assets on the condensed consolidated balance sheet as of June 30, 2024. There was no restricted cash as of June 30, 2024 and $1.5 million of restricted cash as of December 31, 2023 on the condensed consolidated balance sheet.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of June 30, 2024 and December 31, 2023, marketable securities consisted of U.S. Treasury bills.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,781	$9,195
Restricted cash	—	1,501
Cash, cash equivalents and restricted cash	$6,781	$10,696
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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item “assets held for sale” in its condensed consolidated balance sheet. To date, the Company has recorded impairment losses on assets held for sale associated with the Plan as defined below in Note 10. During the three and six months ended June 30, 2024, the Company recognized non-cash impairment charges for assets held for sale of $0.2 million and $2.8 million, respectively, while during the three and six months ended June 30, 2023 charges were $1.2 million and $11.7 million, respectively. The non-cash impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less costs to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company’s stock price and in connection with the Plan as defined below in Note 10. The Company recognized a non-cash impairment charge of nil and $0.3 million during the three and six months ended June 30, 2024, respectively, and nil and $2.6 million for the three and six months ended June 30, 2023, respectively, related to leasehold improvements. These impairment charges were recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Notes 6 and 10 for more information.
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

3. Balance Sheet Components
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$31,243	$31,243
Laboratory equipment	3,615	8,291
Buildings	102,433	102,433
Office and computer equipment	621	831
Leasehold improvements	154	1,424
Manufacturing equipment	406	2,017
Total property, plant and equipment, gross	138,472	146,239
Less: accumulated depreciation	(5,342)	(7,555)
Total property, plant and equipment, net	$133,130	$138,684
Depreciation expense was $1.0 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and was $2.0 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss.
The Company capitalized interest of nil and $1.3 million during the three months ended June 30, 2024 and 2023, respectively, while during the six months ended June 30, 2024 and 2023, the Company capitalized nil and $2.4 million, respectively, of interest related to qualifying expenditures for construction work-in-progress for its Tarzana manufacturing facility.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$1,998	$1,026
Accrued operational expenses	1,179	1,412
Accrued restructuring costs	3,211	3,136
Accrued research, development and clinical trial expenses	872	1,833
Operating lease liabilities, current	1,669	1,750
Other current liabilities	143	190
Total accrued expenses and other current liabilities	$9,072	$9,347
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$1,421	$—	$—	$1,421
U.S. Treasury bills	—	145,797	—	145,797
Derivative financial instrument	—	167	—	167
Total	$1,421	$145,964	$—	$147,385
Financial Liabilities
Contingent consideration	$—	$—	$5,054	$5,054

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,684	$—	$—	$5,684
U.S. Treasury bills	—	164,322	—	164,322
Derivative financial instrument	—	1,055	—	1,055
Total	$5,684	$165,377	$—	$171,061
Financial Liabilities
Contingent consideration	$—	$—	$4,858	$4,858
There were no transfers in or out of Level 1, 2 and 3 measurements for the six months ended June 30, 2024 and the year ended December 31, 2023. As of June 30, 2024 and December 31, 2023, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 6, and is included in prepaid expenses and current assets in the condensed consolidated balance sheets.
As of June 30, 2024, the fair value of the Company’s Loan (as defined in Note 6) was $75.8 million. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
5. Financial Instruments
Marketable securities and long-term investments classified as available-for-sale on June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$142,024	$—	$(199)	$141,825
U.S. Treasury bills	Between one and two years	3,977	—	(5)	3,972
Total		$146,001	$—	$(204)	$145,797

	December 31, 2023
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$141,075	$86	$—	$141,161
U.S. Treasury bills	Between one and two years	23,134	27	—	23,161
Total		$164,209	$113	$—	$164,322
As of June 30, 2024 and December 31, 2023, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of June 30, 2024 and December 31, 2023, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $141.8 million of marketable securities and $4.0 million of long-term investments maturing in less than two years classified as available-for-sale as of June 30, 2024. There were $141.2 million of marketable securities and $23.2 million of long-term investments maturing in less than two years classified as available-for-sale as of December 31, 2023.
6. Commitments and Contingencies

Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Greater Los Angeles, California, Dallas, Texas, and the United Kingdom. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right of use asset or lease liability as they are not reasonably certain to be exercised. Certain leases have leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. Such improvements incurred by the Company will revert to the landlord at the expiration of the lease and will be removed from Company’s condensed consolidated balance sheets.
The Company’s lease costs consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$537	$307	$925	$1,516
Variable lease cost	76	401	366	673
Total lease cost	$613	$708	$1,291	$2,189
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$734	$441	$1,262	$1,316
The following table summarizes the Company’s lease assets and liabilities (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,707	$2,387
Current operating lease liabilities	$1,669	$1,750
Non-current operating lease liabilities	$2,020	$2,877
The following table summarizes other supplemental information related to the Company’s lease obligations:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	2.18	2.60
Weighted-average discount rate	6.75%	6.75%
Future minimum lease payments under operating lease liabilities were (in thousands):

June 30, 2024
2024 (remaining six months)	$923
2025	1,818
2026	1,219
Total future lease payments	3,960
Less: imputed interest	271
Total lease liability balance	3,689
Less: current portion of operating lease liabilities	1,669
Total operating lease liabilities, non-current	$2,020
During the six months ended June 30, 2024 and 2023, the Company evaluated its remaining right-of-use assets for impairment, as the Plan (as defined below in Note 10) has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and has recognized an impairment loss of nil and termination gain of $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $7.1 million for the six months ended June 30, 2024 and 2023 respectively, which are recorded in the line item "restructuring and impairment charges" in the condensed consolidated statements of operations and comprehensive loss.

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
Debt
In June 2022, the Company’s wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company’s wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”). The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. Construction has been completed and on July 10, 2024,

Complex Therapeutics LLC leased the Property to AstraZeneca Pharmaceuticals LP, as further described in Note 11. The Loan principal is payable in July 2025, with the option to extend until July 2027. As of June 30, 2024, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $0.9 million. During the year ended December 31, 2023, $0.6 million in additional principal was paid in accordance with the Loan. The Loan is guaranteed by the Company and secured by the Property, and bears interest at the one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company discontinued capitalizing interest in June 2023 as the building was substantially complete at such time. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of June 30, 2024 and December 31, 2023 as defined in the loan agreement. As of June 30, 2024, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 4.
The net carrying amount of the liability component of the Loan was as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal amount	$82,837	$82,837
Unamortized debt issuance cost	(911)	(1,410)
Net carrying amount	$81,926	$81,427
The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,750	$341	$3,482	$728
Amortization of debt issuance cost	249	249	498	498
Total interest expense related to the Loan	$1,999	$590	$3,980	$1,226
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of June 30, 2024 and December 31, 2023, the Company had no outstanding liabilities, respectively, in commitments for employee benefits as part of the Plan. As of June 30, 2024 and December 31, 2023, the Company had $3.2 million and $3.1 million, respectively, in commitments for contract terminations as part of the Plan (see Note 10).
The Company has entered into an agreement with a third-party collaborator to develop the CoStAR-TIL Collaboration Product with the aim of enrolling patients in IITs in China. Milestone payments of $2.6 million were made during the six months ended June 30, 2024 and were recorded within research and development expense in the condensed consolidated statements of operations and comprehensive loss, and upon successful completion of future milestones, the Company may be required to pay up to $3.4 million for clinical development.
7. Equity

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the Company’s Board of Directors (the “Board of Directors”), subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the Board of Directors from inception.

As of both June 30, 2024 and December 31, 2023, the Company had 6,503,913 shares of common stock outstanding.

Preferred Stock Activity
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
8. Stock-Based Compensation
2021 Equity Incentive Plan
In March 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the Company's initial public offering (“IPO”). The 2021 Plan was approved by the Board of Directors and stockholders in March 2021. The 2021 Plan is an equity incentive plan pursuant to which the Company may grant the following awards: (i) incentive stock options; (ii) nonstatutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; (vi) performance awards; and (vii) other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2021 Plan is a successor to the Company’s 2018 Stock Incentive Plan (the “2018 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the 2018 Plan.
As of June 30, 2024, 334,014 shares of common stock remained available for issuance under the 2021 Plan. As of June 30, 2024, the total number of shares authorized for issuance under the 2021 Plan was 642,722 shares.
The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development expense	$534	$273	$1,081	$432
General and administrative expense	3,639	4,140	7,607	8,511
Total stock-based compensation expense	$4,173	$4,413	$8,688	$8,943
As of June 30, 2024, there was $16.5 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Board of Directors and stockholders in March 2021, but the Company has not yet commenced offerings to employees under the ESPP. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 61,850 shares of common stock. The number of shares reserved under the ESPP automatically increases on January 1 of each year through and until January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 123,700 shares; provided, however, that before the date of any such increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).
9. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	June 30,
	2024	2023
Stock options to purchase common stock	1,125,216	912,126

10. Corporate Restructuring Plan
In December 2022, the Board of Directors approved a strategic reprioritization of the Company’s preclinical and clinical development programs (referred to as the “2022 Plan”). In January 2023, the Board approved an additional restructuring plan (referred to as the “2023 Plan”) and the Company announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to its operations in Manchester, UK and stopped recruiting for the ITIL-306 clinical trial.
In January 2024, the Board of Directors approved an additional restructuring plan (the “2024 Plan”), involving the closure of the Company’s UK manufacturing facility, clinical trial operations and cessation of the Company’s ITIL-306 clinical trial. The UK workforce reduction and related restructuring activities in connection with the 2024 Plan are expected to be substantially completed by the end of 2024. The 2022 Plan, 2023 Plan and 2024 Plan are collectively referred to as the “Plan”.
Restructuring and Impairment Charges
As a result of the Plan, the Company recorded charges of $0.5 million and $4.8 million within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three and six months ended June 30, 2024, respectively, and $1.0 million and $25.6 million for the three and six months ended June 30, 2023, respectively.
The Company estimates that it will incur additional charges of up to $0.5 million by the end of 2024, including employee termination costs, severance and other benefits, and contract termination costs. The charges that the Company expects to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially.
These charges relate to asset impairments, contract terminations, severance payments and other employee-related costs incurred. The following table summarizes the restructuring and impairment charges by category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Asset impairment for leasehold improvements	$—	$—	$292	$2,644
One-time employee termination benefits	247	13	978	1,775
Contract terminations	15	—	546	1,888
Right-of-use asset impairment	—	(210)	187	7,596
Impairment of long-lived assets held for sale	246	1,207	2,780	11,661
Total restructuring and impairment charges	$508	$1,010	$4,783	$25,564
Restructuring Liability
As a result of the Plan, the restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the three and six months ended June 30, 2024, the Company paid $0.7 million and $1.4 million of restructuring costs, respectively, and expects to pay the remainder of the restructuring costs by the end of 2024. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2023	$—	$3,136	$3,136
Additions, net	978	546	1,524
Payments	(978)	(471)	(1,449)
Total restructuring liability as of June 30, 2024	$—	$3,211	$3,211
11. Subsequent Events

Tarzana Facility Lease with AstraZeneca
On July 10, 2024, Complex Therapeutics LLC entered into a lease (the “Lease”) with AstraZeneca Pharmaceuticals LP (“Tenant”) pursuant to which Tenant is leasing the Property located in Tarzana, CA. The Lease has an initial term of approximately 15 years, beginning on July 10, 2024 (the “Commencement Date”) and ending on July 31, 2039, with Tenant having two consecutive options to extend the term for a five-year period each and a one-time option to terminate the Lease on the tenth anniversary of the Commencement Date, which, if exercised, obligates Tenant to pay Complex Therapeutics LLC a termination fee. The initial base rent is $627,276 per month ($7,527,312 annually) and the base rent will escalate by 3% per annum. Tenant is also required to pay certain operating expenses and tax expenses as additional rent. There is rent abatement during the first year of the Lease such that Tenant will pay no rent or reduced rent during this period. Tenant also has a right of first offer to purchase the premises that are subject to the Lease.

IO Collaboration Agreement
On August 1, 2024, SynBioTx and ImmuneOnco entered into the IO Collaboration Agreement pursuant to which SynBioTx in-licensed certain bispecific antibodies, including the product candidate known as SYN-2510/IMM2510, a bispecific antibody targeting both programmed death-ligand 1 (PD-L1) and vascular endothelial growth factor (VEGF), as well as SYN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4 (CTLA-4), from ImmuneOnco. Pursuant the IO Collaboration Agreement, ImmuneOnco will receive from SynBioTx upfront and potential near-term payments of up to $50 million (including $10 million upfront), as well as up to $2.1 billion in commercial, development and regulatory milestones (including up to $270 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China. Under the IO Collaboration Agreement, the royalty term for all contemplated royalties shall terminate on a product-by-product and country-by-country basis until the latest of the ten-year anniversary of the first commercial sale, patent expiration, and expiration of regulatory exclusivity for such licensed product in such country.

Under the terms of the IO Collaboration Agreement, each party has the right to terminate the agreement for material breach by, or insolvency of, the other party. ImmuneOnco may terminate the IO Collaboration Agreement in its entirety in the event SynBioTx or any of its affiliates or sublicensees challenges the validity of a licensed patent unless the challenge is withdrawn or the sublicensing arrangement is terminated, as applicable. SynBioTx may also terminate the IO Collaboration Agreement in its entirety, or on a product-by-product or country-by-country basis, for convenience upon 180 days’ notice.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, our expectations regarding our collaborations and clinical trials, future financial position, future revenues, projected costs, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies.
We seek to in-license or acquire and develop novel therapeutic candidates in diseases with significant unmet medical need. Most recently, on August 1, 2024, our wholly owned subsidiary, SynBioTx, Inc. (“SynBioTx”), in-licensed certain bispecific antibodies, including the product candidate known as SYN-2510/IMM2510, a bispecific antibody targeting both programmed death-ligand 1 (PD-L1) and vascular endothelial growth factor (VEGF), as well as SYN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4 (CTLA-4), from ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”). SYN-2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco (the “IO Collaboration Agreement”), SynBioTx has an exclusive license to research, develop, manufacture and commercialize these product candidates outside of China, including mainland China, Hong Kong, Macau and Taiwan (“Greater China”). ImmuneOnco retains development and commercialization rights in Greater China.
We are also developing a tumor infiltrating lymphocyte (“TIL”) cell therapy for the treatment of cancer, which was acquired in 2020. In December 2023, we entered into an agreement with a third-party collaborator to develop an autologous FRα CoStAR TIL (the “CoStAR-TIL Collaboration Product”) for a potential investigator-initiated trial (“IIT”) in non-small cell lung cancer (“NSCLC”) in China. The CoStAR-TIL Collaboration Product will be manufactured by the collaborator utilizing our proprietary FRα CoStAR construct in the collaborator’s manufacturing process. The collaborator has an option to exclusively license the CoStAR-TIL Collaboration Product in China and Taiwan.
Since inception, we have had significant operating losses. Our net loss was $14.9 million for the three months ended June 30, 2024 and $39.2 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $620.2 million. As of June 30, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $152.6 million, which consists of $6.8 million in cash and cash equivalents, $141.8 million in marketable securities and $4.0 million in long-term investments. We expect to continue to incur net losses for the foreseeable future.
Recent Developments

As discussed above, in August 2024, SynBioTx entered into the IO Collaboration Agreement with ImmuneOnco pursuant to which SynBioTx in-licensed certain antibodies, including SYN-2510 and SYN-27M.
In addition, in July 2024, Complex Therapeutics LLC entered into a lease (the “Lease”) with AstraZeneca Pharmaceuticals LP pursuant to which with AstraZeneca Pharmaceuticals LP is leasing Complex Therapeutic LLC’s manufacturing facility located in Tarzana, CA. The Lease has an initial term of approximately 15 years and the initial base rent is $627,276 per month ($7,527,312 annually), the base rent will escalate by 3% per annum and AstraZeneca Pharmaceuticals LP is required to pay certain operating expenses and tax expenses as additional rent. There is rent abatement during the first year of the Lease such that AstraZeneca Pharmaceuticals LP will initially pay no rent or reduced rent.
Components of Operating Results

Operating Expenses
Research and Development
Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees, and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the three and six months ended June 30, 2024 and 2023, we did not allocate our research and development expenses by program.
We expect our future research and development expenses to change in line with our clinical development activities for SYN-2510 and SYN-27M, our CoStAR-TIL Collaboration Product or other next-generation TIL technologies and other potential business development activities. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:

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
Restructuring and Impairment Charges
Restructuring and impairment charges consist primarily of:
•for the six months ended June 30, 2023, asset impairment charges related to our facility in Tarzana;
•for the six months ended June 30, 2024, asset impairment charges related to our former manufacturing facility in Manchester;
•contract terminations, including contract terminations related to the Tarzana, Thousand Oaks and Manchester facilities; and
•severance and other employee termination related costs.
As part of the 2023 Plan, we transitioned clinical manufacturing and trial operations of ITIL-306 to the United Kingdom, and as a result, in 2023 we reduced our U.S. workforce by approximately 96% and our UK workforce by approximately 42%. Subsequently, in January 2024, we decided to close our UK manufacturing and clinical operations and incurred charges of $4.8 million during the six months ended June 30, 2024 with this restructuring, and we estimate we will incur additional charges of up to $0.5 million in 2024 related to the 2024 Plan.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts, marketable securities and long-term investments.
Interest Expense
Interest expense consists of interest expense on our Loan and amortization of loan origination costs.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest cap derivative instrument fair value gain or loss, foreign exchange remeasurement gain or loss and other expenses and income.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$
Operating expenses:
Research and development	$2,921	$8,459	$(5,538)
General and administrative	10,706	11,518	(812)
Restructuring and impairment charges	508	1,010	(502)
Total operating expenses	14,135	20,987	(6,852)
Loss from operations	(14,135)	(20,987)	6,852
Interest income	1,919	2,287	(368)
Interest expense	(1,999)	(590)	(1,409)
Other (expense) income, net	(702)	628	(1,330)
Net loss	$(14,917)	$(18,662)	$3,745

Research and Development Expenses
Research and development expenses were $2.9 million and $8.5 million for the three months ended June 30, 2024 and 2023, respectively. The net decrease of $5.5 million was primarily due to:

•$0.9 million decrease in costs from reduced headcount, consisting primarily of a decrease of $1.2 million in wages and benefits, offset by a $0.3 million increase in stock-based compensation expense;
•$3.4 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$1.2 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to reductions made in these areas.
General and Administrative Expenses
General and administrative expenses were $10.7 million and $11.5 million for the three months ended June 30, 2024 and 2023, respectively. The net decrease of $0.8 million was primarily due to:

•$1.4 million decrease in costs from reduced headcount mainly due to decreases in wages of $0.9 million and stock-based compensation expense of $0.5 million; offset by
•$0.5 million increase in consulting and professional services costs, mainly consisting of an increase in costs of legal consultants and executive service fees; and
•$0.1 million increase in facility and other office expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges were approximately $0.5 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. The net decrease of $0.5 million was primarily due to:

•$1.0 million decrease in costs from impairments of assets held for sale; offset by
•$0.2 million increase in costs from impairments of right-of-use assets; and
•$0.3 million increase in severance payments and benefits continuation costs.

We expect additional restructuring and impairment charges in 2024 as result of reducing our UK workforce and other actions related to our 2024 Plan referenced in Note 10 to the financial statements included elsewhere in this Quarterly Report.
Interest Income, Interest Expense and Other (Expense) Income, Net

Interest income, interest expense and other (expense) income, net was $0.8 million of expense and $2.3 million of income for the three months ended June 30, 2024 and 2023, respectively. The increase in expense of $3.1 million was primarily due to:

•$1.4 million increase of interest expense from our Loan;
•$0.9 million increase in changes in fair value of our derivative financial instrument;
•$0.4 million increase in loss on foreign currency transactions; and
•$0.4 million decrease of interest income related to our investments.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$
Operating expenses:
Research and development	$10,177	$29,129	$(18,952)
General and administrative	23,130	24,740	(1,610)
Restructuring and impairment charges	4,783	25,564	(20,781)
Total operating expenses	38,090	79,433	(41,343)
Loss from operations	(38,090)	(79,433)	41,343
Interest income	3,981	4,358	(377)
Interest expense	(3,980)	(1,226)	(2,754)
Other (expense) income, net	(1,130)	571	(1,701)
Net loss	$(39,219)	$(75,730)	$36,511

Research and Development Expenses
Research and development expenses were $10.2 million and $29.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in research and development expenses of $19.0 million was primarily due to:

•$9.8 million decrease in costs from reduced headcount, consisting primarily of a decrease of $10.1 million in wages and benefits, offset by an increase of $0.7 million in stock-based compensation expense, $0.2 million decrease in other employee-related expenses in relation to our research and development personnel and $0.2 million decrease in professional services;
•$3.0 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$6.2 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to reductions made in these areas.

General and Administrative Expenses
General and administrative expenses were $23.1 million and $24.7 million for the six months ended June 30, 2024 and 2023, respectively. The net decrease of $1.6 million was primarily due to:

•$3.0 million decrease in costs, mainly due to a decrease in wages of $2.1 million and a decrease in stock-based compensation expense of $0.9 million; offset by
•$0.4 million increase in insurance expense and depreciation; and
•$1.0 million increase in facility and other office expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges were $4.8 million and $25.6 million for the six months ended June 30, 2024 and 2023, respectively. The net decrease of $20.8 million was primarily due to:

•$8.9 million decrease in costs from impairments of assets held for sale;
•$7.4 million decrease in costs from impairments of right-of-use assets;
•$2.4 million decrease in costs from leasehold improvement impairments;
•$0.8 million decrease in severance payments and benefits continuation costs; and
•$1.3 million decrease in costs resulting from termination of contracts.

We expect additional restructuring and impairment charges in 2024 as result of reducing our UK workforce and other actions related to our 2024 Plan referenced in Note 10 to the financial statements included elsewhere in this Quarterly Report.
Interest Income, Interest Expense and Other Income (Expense), Net

Interest income, interest expense and other expense, net were $1.1 million of expense and $3.7 million of income for the six months ended June 30, 2024 and 2023, respectively. The increase in expense of $4.8 million was primarily due to:
•$0.4 million decrease of interest income related to our investments;
•$0.9 million increase in loss on foreign currency transactions;
•$2.7 million increase of interest expense from our Loan; and
•$0.8 million of other losses, including loss from our derivative financial instrument.
Liquidity and Capital Resources

Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for at least several years, if ever.
As of June 30, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $152.6 million, which consisted of $6.8 million in cash and cash equivalents, $141.8 million in marketable securities and $4.0 million in long-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
In June 2022, our wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building. Construction of the Tarzana facility has been completed and the facility has been leased to AstraZeneca Pharmaceuticals LP. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. As of June 30, 2024, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $0.9 million. We have agreed with the lender to terminate commitments in respect of any unadvanced amounts and, accordingly, do not have additional borrowing capacity under the Loan.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. We are evaluating opportunities for a potential sale of our Tarzana manufacturing site, as well as subleases of other facilities under lease. If we are successful in selling the Tarzana facility, such a transaction could extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, we may not be successful in securing a sale of the Tarzana facility or sublease of the other facilities on favorable terms, or at all and we could utilize our available capital resources sooner than we expect. AstraZeneca Pharmaceuticals LP has leased the Tarzana manufacturing facility and has a right of first offer to purchase the property.
We use our cash to fund operations, primarily to fund our business development, research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly as we in-license or acquire product candidates, advance product candidates into later stages of development and conduct clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with acquiring product candidates, and the research, development and commercialization of product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:
•the results of our collaborations and the number and characteristics of any product candidates we develop or acquire;
•the scope, rate of progress, costs and results of future clinical and preclinical development activities;
•the costs, timing and outcome of regulatory review of any product candidates, and the number of trials required for regulatory approval;
•the cost of manufacturing any product candidates, as well as any products we successfully commercialize;
•the cost of commercialization activities of our product candidates, if approved for sale, including marketing, sales and distribution costs;
•the timing, receipt and amount of sales of any product candidates, if approved;
•costs related to our Tarzana facility and our ability to complete a sale of our Tarzana, California facility, as well as subleases of other facilities under lease;
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
In February 2019, we entered into a license agreement with Immetacyte Ltd., or Immetacyte, pursuant to which we obtained a worldwide license to Immetacyte’s proprietary technology, know-how and intellectual property for the research, development, manufacture and commercialization of TIL therapies. In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid as of June 30, 2024, which payment is contingent on future events, was $13.3 million.
As discussed above, in August 2024, we entered into the IO Collaboration Agreement with ImmuneOnco. Among other things, pursuant to that agreement, SynBioTx agreed to pay ImmuneOnco an up-front payment of $10 million and up to $40 million in potential near-term payments, as well as up to $2.1 billion in commercial, development and regulatory milestones (including up to $270 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of June 30, 2024, our future minimum lease payments under committed or non-cancelable lease agreements were $4.0 million.
As discussed above, in connection with the 2024 Plan, we currently estimate that we will incur additional charges of up to $0.5 million in 2024, including employee termination costs, severance and other benefits, and contract termination costs. The charges that we expect to incur in connection with the 2024 Plan are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2024 Plan as well as additional costs in connection with any additional restructuring actions.
Until we can generate substantial revenue from the sales of our product candidates, if that occurs, we plan to fund our operations through equity offerings, debt financings, or other capital sources. This may include leasing income, strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, higher interest rates, conflicts in Ukraine and the Middle East, and recent and potential future bank failures. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors.”

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Cash used in operating activities	$(25,004)	$(54,222)
Cash provided by investing activities	21,160	24,859
Cash provided by financing activities	—	8,669
Net decrease in cash, cash equivalents, and restricted cash	$(3,844)	$(20,694)
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2024 was $25.0 million, which consisted of the net loss of $39.2 million, partially offset by a $0.8 million net change to our net operating assets and liabilities, and $13.4 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $0.2 million in accrued expenses, accrued restructuring expenses and other current liabilities, a decrease of $2.5 million in prepaid expenses and other current assets, an increase of $0.9 million in other long-term assets, and a decrease of $0.6 million in operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation of $8.7 million, impairment of fixed assets and right-of-use assets, and loss on disposal of property and equipment of $3.3 million, change in fair value of interest cap derivative instrument and non-cash interest expense of $1.4 million, and depreciation expense of $2.0 million, offset by accretion on invested securities of $2.4 million.
Cash used in operating activities for the six months ended June 30, 2023 was $54.2 million, which consisted of the net loss of $75.7 million, and a $9.2 million net change to our net operating assets and liabilities, partially offset by $30.7 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $0.2 million in accounts payable, a decrease of $5.9 million in accrued expenses, accrued restructuring expenses and other current liabilities, an increase of $1.5 million in prepaid expenses and other current assets, an increase of $1.0 million in other long-term assets and a decrease of $0.5 million in operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation of $8.9 million, impairment of fixed assets of $14.0 million, impairment of right-of-use assets of $7.6 million and depreciation expense of $2.8 million, offset by accretion on invested securities of $2.9 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2024 was $21.2 million, consisting primarily of $20.6 million of cash provided by marketable securities investments and $0.5 million of cash received from held for sale assets.
Cash provided by investing activities for the six months ended June 30, 2023 was $24.9 million, which consisted primarily of $40.3 million of cash provided by marketable securities investments, offset by $15.4 million used related to purchases of property, plant and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2024 was nil.
Cash provided by financing activities for the six months ended June 30, 2023 was $8.7 million, which was primarily related to cash proceeds of $8.7 million drawn from the Loan.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•All of our product candidates are currently in preclinical development, potential investigator-initiated clinical stage or early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for the indications we seek, or experience significant delays in doing so, our business will be harmed.
•Because our CoStAR-TIL Collaboration Product and any future product candidates developed from our CoStAR platform represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
•We may derive results for our CoStAR-TIL Collaboration Product from an open-label investigator-initiated trial, or IIT, led by our collaborator in China. The IIT will be conducted by principal investigators; our role in the trial and access to the clinical results and data are limited and there is no assurance that the clinical data from our collaborator-led IIT will be accepted or considered by the U.S. Food and Drug Administration, or FDA, or other comparable regulatory authorities.
•The regulatory approval processes of the FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in clinical trials or receive regulatory approval.

•As an organization, we are early in the process of potentially conducting our first collaborator-led IIT and have no prior experience in a similar collaboration, in conducting IITs in China, or in completing clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including our CoStAR-TIL Collaboration Product.
•We may not be successful in our efforts to build a pipeline of additional product candidates either internally or by identifying and licensing-in or otherwise acquiring additional novel product candidates on commercially attractive terms, and we may not be successful in developing and commercializing any product candidates we have or may license-in or may otherwise acquire.
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
Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $39.2 million and $75.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $620.2 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.
All of our product candidates are in preclinical development, potential investigator-initiated clinical stage or early-stage clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
•pursue our collaboration with ImmuneOnco, as well as our CoStAR-TIL collaboration, and seek to potentially license-in or otherwise acquire additional new product candidates, as well as potentially initiate and complete clinical trials of product candidates;
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
To date, we have not generated any revenue from product sales. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities and all of our product candidates are in early-stage development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.
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
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, since late 2022, we implemented several strategic reprioritizations of our preclinical and clinical development programs and elected to discontinue our ITIL-168 development program and our ITIL-168 and ITIL-306 clinical trials. As part of these various restructurings, we have significantly reduced our workforce. We may experience unforeseen delays or other challenges as a result of these actions, which could adversely impact our timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. We will need to develop clinical, manufacturing, regulatory and commercial capabilities, and we may not be successful in doing so.
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
Our operations have consumed substantial amounts of cash since inception. Developing our in-licensed product candidates, including SYN-2510 and SYN-27M, identifying and potentially acquiring or in-licensing additional new product candidates, conducting preclinical testing and clinical trials and developing manufacturing operations for our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, build our manufacturing capabilities, seek marketing approval for any product candidates that successfully complete clinical trials and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of June 30, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $152.6 million, which consists of $6.8 million in cash and cash equivalents, $141.8 million in marketable securities and $4.0 million in long-term investments. We believe that our existing cash, cash equivalents, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. For instance, we may not achieve all the expected cost savings of our current strategic restructuring plan, and we may expend more capital than expected in connection with the 2024 closure of our UK manufacturing and clinical trial operations. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, cost and results of our collaboration with ImmuneOnco and the development of the products licensed from ImmuneOnco, including SYN-2510 and SYN-27M and related activities;
•the scope, progress, costs and results of our collaborator-led IIT for our CoStAR-TIL Collaboration Product and discovery, preclinical development, laboratory testing and related activities;
•the extent to which we develop, in-license or otherwise acquire additional product candidates and technologies for our product candidate pipeline;
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
•our ability to complete a potential sale of our Tarzana, California facility, as well as subleases of other facilities under lease;
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
We have suffered and in the future could suffer additional losses due to impairment charges, including as a result of being unsuccessful in completing a sale of our Tarzana, California manufacturing facility, or, if we are successful, the assets being sold for less than our carrying value.
To date, we have recorded significant impairment losses on long-lived assets associated with a sustained decrease in our stock price and multiple restructuring plans implemented since December 2022. Most recently, during the six months ended June 30, 2024, we recorded aggregate restructuring and impairment charges of approximately $4.8 million related to contract termination, asset impairments, severance payments and other employee-related costs. This amount includes our Manchester, United Kingdom manufacturing facility that we identified and classified as held for sale, which is reflected at the lower of carrying value or fair value less costs to sell, which resulted in $2.8 million in impairment charges. We also determined that right-of-use assets were impaired, as the 2024 Plan has resulted in a cessation of use for several of our locations under lease, and we recognized an impairment loss of $0.2 million. We currently estimate that we will incur additional charges of up to $0.5 million in connection with the 2024 Plan (as defined and discussed in Note 10 to the financial statements included elsewhere in this Form 10-Q), although this estimated amount does not include any non-cash charges associated with stock-based compensation or any charges or costs associated with any potential sale of our Tarzana, California facility and asset impairments, if any. The charges that we currently estimate incurring in connection with the 2024 Plan are estimates only and are subject to a number of assumptions, and actual results may differ materially, and we may incur additional costs associated with the 2024 Plan.

We are evaluating opportunities for a potential sale of our Tarzana, California manufacturing site, which effective July 10, 2024 has been leased to AstraZeneca Pharmaceuticals LP, as well as subleases of other facilities currently under lease; however, we can provide no assurances that we will successfully sell our Tarzana facility or enter into subleases of our other facilities, that we will do so in accordance with our expected timeline or that we will recover their carrying value. The process of pursuing the plan to sell our Tarzana facility, or sublease our other facilities may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected and may result in additional non-cash impairment charges. Any potential transactions, and the related valuations, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms.
Risks Related to the Development of our Product Candidates
All of our product candidates are currently in preclinical development, potential investigator-initiated clinical stage or early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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
•effective INDs from the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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
Because our CoStAR-TIL Collaboration Product and any future product candidates developed from our CoStAR platform, represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
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
We may derive results for our CoStAR-TIL Collaboration Product from an open-label IIT led by our collaborator in China, which will be conducted by principal investigators, and early clinical results and data for SYN-2510 and SYN-27M from clinical trials led by ImmuneOnco in China; our role in any such trials, and our access to the clinical results and data, will be limited and there is no assurance that the clinical data from any such trial will be accepted or considered by the FDA, or other comparable regulatory authorities.
We are early in the process of having a collaborator potentially conduct our first collaborator-led IIT in China related to our CoStAR-TIL Collaboration Product. While IITs may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials and the compliance of the extensive regulatory requirements that the trials are subject to, especially with respect to portion that needs to be performed by third parties. As a result, we are subject to risks associated with the way IITs are conducted. Third parties in such IITs may not perform their responsibilities on our anticipated schedule or consistent with clinical trial protocols or applicable regulations. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration, or NMPA, and other comparable regulatory authorities regarding IITs expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates. In addition, pursuant to the IO Collaboration Agreement, we expect to fund clinical trial(s) of SYN-2510 led by ImmuneOnco in China. We may lack control over any clinical trials due to our reliance on third-party collaborators. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA, or other comparable regulatory authorities.
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
If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, MHRA, EMA, comparable foreign regulatory authorities or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.
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
As an organization, we are early in the process of potentially conducting our first collaborator-led IITs and have no prior experience in a similar collaboration, in conducting IITs in China, or in completing clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including our CoStAR-TIL Collaboration Product.
We are early in our development efforts for our product candidates and will need to successfully complete clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. As an organization, we are early in the process of potentially conducting our first collaborator-led IIT in China, and have no prior experience in China or a similar collaboration, or in completing any clinical trial, have limited experience in preparing regulatory submissions and have not previously submitted a BLA or MAA for any product candidate. We also do not have a clinical development team. We have only previously treated patients with our TIL product in a compassionate use program in the United Kingdom with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, and dosed one patient in our prior clinical trial for ITIL-306. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unsuccessful in our collaboration and may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our collaboration or planned clinical trials, could prevent us from or delay us in commercializing our product candidates. In addition, CoStAR-TIL Collaboration Product for the potential IITs in China will be manufactured by our collaborator using its manufacturing process; we do not currently have rights to use any proprietary aspects of our collaborator’s manufacturing process for any future clinical trial by us of CoStAR-TIL Collaboration Product in the United States or elsewhere.

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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on our recently in-licensed product candidates SYN-2510 and SYN-27M, our potential CoStAR-TIL Collaboration Product for the treatment of non-small cell lung cancer and potentially licensing-in or otherwise acquiring a new product candidate. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. For example, before prioritizing development of our CoStAR-TIL Collaboration Product, our strategy focused primarily on the development of ITIL-306, which we discontinued in January 2024, and prior to that, ITIL-168 for the treatment of PD-1 inhibitor-relapsed or refractory advanced cutaneous melanoma, which we discontinued in 2022. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We plan to conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
Our subsidiary, SynBioTx, is party to a collaboration with ImmuneOnco pursuant to which ImmuneOnco is pursuing clinical trials of SYN-2510 and SYN-27M in China to generate clinical data from patients with certain solid tumor cancers. We are also party to another collaboration in China related to an IIT with the goal of generating early clinical data for our CoStAR-TIL Collaboration Product from patients with NSCLC in China. In addition, we may choose to conduct other clinical trials outside the United States, including in the United Kingdom, Australia, Canada, Europe or other foreign jurisdictions. The acceptance by the FDA of data from clinical trials or IITs conducted in China or any other clinical trial outside the United States may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase 3 clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States, including China, or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We may not be successful in our efforts to build a pipeline of additional product candidates either internally or by identifying and licensing-in or otherwise acquiring novel product candidates on commercially attractive terms and may not be successful in developing and commercializing any product candidates we have licensed-in, or may in the future license-in or otherwise acquire.
Our strategy involves in-licensing or acquiring and developing therapeutic assets for diseases with significant unmet medical need. We may not be able to continue to identify, in-license or otherwise acquire, and subsequently develop, new product candidates in addition to our current pipeline. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights or assets that we may consider attractive for further development. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, and companies that do not perceive us to be competitor may be reluctant to consider licensing to us given our lack of meaningful experience beyond TILs. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are successful in continuing to build our pipeline, either through internal research and development or through in-licensing or other asset acquisitions, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. We may not be successful in developing or commercializing the product candidates we have licensed-in, including the product candidates licensed from ImmuneOnco, or any future product candidate we may acquire or in-license. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.
If we do not achieve our plans and projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed.
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
We may develop SYN-2510, SYN-27M, and CoStAR-TIL and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.
We may develop the product candidates licensed-in from ImmuneOnco or CoStAR-TIL and future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, MHRA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.
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
We have research labs located in greater Manchester, United Kingdom. Further, since a significant proportion of the regulatory framework in the United Kingdom that is applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom and limit our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period and frequent delays in the transit of goods between the United Kingdom and the European Union. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future, and we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.
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
The manufacture of biologic products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies.
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
Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

•a failure in the manufacturing process itself, for example by an error in manufacturing process (whether by us or our third party CMO), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a cGMP environment or failure in quality systems applicable to manufacture, sterility failures, contamination during the manufacturing process;
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
We currently rely, and expect to continue to rely, on third party manufacturers, including our collaborator for the potential IIT in China and ImmuneOnco, to manufacture and to perform quality testing. Reliance on third parties exposes us to risks associated with having reduced control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.
The manufacture of our TIL product candidate is difficult and complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or any approved products could be delayed or stopped.

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
We intend to rely on our collaborators to manufacture our CoStAR-TIL Collaboration Product, SYN-2510 and SYN-27M, and intend to utilize third parties to manufacture our future product candidates. Therefore, we are subject to the risk that such third parties may not perform satisfactorily.
We intend to rely on ImmuneOnco to manufacture SYN-2510 and SYN-27M for potential clinical trials in China and our other partner to manufacture our CoStAR-TIL Collaboration Product for IITs in China. We intend to rely on outside vendors to manufacture clinical supply of our future product candidates and intend to evaluate potential third-party manufacturing capabilities if necessary to meet further clinical and commercial demand. In the event that we engage third-party manufacturers and they do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements or if there are disagreements between us and any third-party manufacturer, we may be delayed in producing sufficient clinical and commercial supply of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Given the nature of cell therapy manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in the manufacturing process for our product candidates are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects. For example, the 2022 investigation of our manufacturing failures identified a central source of contamination in the cell media. Although we completed an end-to-end analysis of our manufacturing process and implemented corrective actions to improve our manufacturing process, there can be no assurance that such actions will be effective or that we will not in the future experience contamination issues in our manufacturing process. We currently rely, and expect to continue to rely, on third party manufacturers, including our collaborator for a potential IIT in China, to manufacture our product candidates. Reliance on third parties exposes us to additional risks associated with having reduced control over manufacturing activities.
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of immuno-oncology therapies for the treatment of solid tumor cancers, including Akeso Therapeutics, ALX Oncology, Arcus Therapeutics, AstraZeneca plc, Beigene, BioAtla, BioNTech, Biotheus, Bristol Myers, Cullinan Therapeutics, Cytomx, Genentech/Roche, Gilead Sciences, GlaxoSmithKline, iTeos Therapeutics, Merck, Novartis, Regeneron, Sanofi, Shattuck Labs, Summit Therapeutics, Werewolf Therapeutics.

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
In addition, IITs, which are scientific research that is initiated, sponsored, and conducted by an independent investigator(s) and/or institution(s) not affiliated with us, are being, and additional IITs, may be conducted involving potential product candidates, including the potential IIT in China. The investigator, sponsor, and/or investigator/sponsor remains responsible for conception, design, data analysis, publication, and compliance with applicable law. IITs can contribute towards enhancing the understanding of products (such as mechanism of action) and sparking new ideas for further research; however, IITs are generally not supported by pharmaceutical companies for the purposes of generating data that can lead to product labelling changes. Even if an IIT has positive results, additional studies, along with regulatory agency guidance and approval, would be required to advance a pharmaceutical product to the next stage of development and new potential labelling changes or indications. If we are unable to confirm or replicate the results from an IIT or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the IIT been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Negative results in IITs could have a material adverse effect on our efforts to obtain regulatory approval for such product candidates and the public perception of such product candidates. In addition, third parties that are investigating product candidates which have not been provided by us may seek and obtain regulatory approval of product candidates before we do, which may adversely affect our development strategy and eligibility for certain exclusivities for which we may otherwise be eligible.
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

Our existing collaborations, and any collaboration arrangements that we may enter into in the future, may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
We currently have two collaborations, both with collaborators based in China. We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we have or may establish may not be favorable to us.
Our current and any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:
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
•we, our collaborators, or future collaborators might not have been the first to make the inventions covered by our licensed-in, issued or future issued patents or our pending patent applications;
•we, our collaborators, or future collaborators might not have been the first to file patent applications covering certain of our inventions or the inventions we have licensed-in;
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
Our collaborations in China subject us to risks and uncertainties relating to challenged and changing relations between the United States and China.

Political relations between the United States and China are strained. Each country has been enacting sanctions and threatening additional sanctions against the other. The United States Congress has been pursuing potential legislation targeting certain China-based biopharmaceutical companies and other China-based companies. Additionally, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies, and U.S. laws and regulations affecting biopharmaceutical companies based in or operating in China are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our collaborations, which could harm our business and financial condition.
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
Our stock price has been, and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the results of our collaborations, the commencement, enrollment or results of our clinical trials of any future clinical trials we may conduct, or changes in the development status of our product candidates;
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

As of August 9, 2024, we had 6,503,913 shares of common stock outstanding.
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
Additionally, as of June 30, 2024 the holders of approximately 2.9 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

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
As we expand our business activities outside of the United States, including our clinical trial efforts with collaborators in China, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine and the Middle East, terrorism or other geopolitical events, and political tensions between the U.S. and China. Sanctions imposed by the United States and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We are currently funding an IIT in China for our CoStAR-TIL Collaboration Product and expect to fund additional clinical trials in China related to SYN-2510 and SYN-27M, and portions of our future clinical trials may be conducted outside of the United States, and unfavorable political tensions between the U.S. and China could pose risks to our collaborations. Furthermore, unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from a disease outbreak, epidemic or pandemic, or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our collaborators, who are also our manufacturers, as well as our other suppliers, possibly resulting in disruptions to clinical trials for our product candidates and obtaining data therefrom. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

10.1*^	First Amendment to Loan Agreement and Omnibus Amendment to Loan Documents dated July 10, 2024 by and among OP USA Debt Holdings II Limited Partnership, Complex Therapeutics LLC and Instil Bio, Inc.
10.2*^
First Amendment to Mezzanine Loan Agreement and Omnibus Amendment to Mezzanine Loan Documents dated July 10, 2024 by and among OP USA Debt Holdings II Limited Partnership, Complex Therapeutics Mezzanine LLC and Instil Bio, Inc.

10.3*^	Lease dated July 10, 2024 by and between Complex Therapeutics LLC and AstraZeneca Pharmaceuticals LP.
10.4*^	License and Collaboration Agreement dated August 1, 2024 by and between ImmuneOnco Biopharmaceuticals (Shanghai) Inc. and SynBioTx, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

August 13, 2024	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)