Form 10-Q
period 2024-09-30
Instil Bio, Inc.
filed 2024-11-13
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,525,887 shares of Common Stock, $0.000001 par value per share	November 11, 2024

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,663	$9,195
Restricted cash	—	1,501
Marketable securities	113,690	141,161
Prepaid expenses and other current assets	11,583	8,902
Assets held for sale	637	—
Total current assets	132,573	160,759
Property, plant and equipment, net	130,147	138,684
Operating lease right-of-use assets	1,104	2,387
Long-term investments	2,557	23,161
Other long-term assets	6,181	639
Total assets	$272,562	$325,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,195	$1,212
Accrued expenses and other current liabilities	9,085	9,347
Total current liabilities	10,280	10,559
Contingent consideration, net of current portion	2,358	4,858
Operating lease liabilities, non-current	1,411	2,877
Loan payable	82,173	81,427
Other long-term liabilities	8	80
Total liabilities	96,230	99,801
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,525,266 and 6,503,913 shares issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Additional paid-in capital	820,073	807,158
Accumulated other comprehensive loss	(520)	(348)
Accumulated deficit	(643,221)	(580,981)
Total stockholders’ equity	176,332	225,829
Total liabilities and stockholders’ equity	$272,562	$325,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
In-process research and development	$10,000	$—	$10,000	$—
Research and development	562	8,492	10,739	37,621
General and administrative	10,707	11,941	33,837	36,681
Restructuring and impairment charges	2,362	46,283	7,146	71,847
Total operating expenses	23,631	66,716	61,722	146,149
Loss from operations	(23,631)	(66,716)	(61,722)	(146,149)
Interest income	1,654	2,313	5,635	6,671
Interest expense	(2,007)	(2,003)	(5,988)	(3,229)
Other rental income	1,493	—	1,493	—
Other expense, net	(530)	(1,026)	(1,658)	(455)
Net loss	(23,021)	(67,432)	(62,240)	(143,162)
Other comprehensive loss:
Foreign currency translation	(291)	231	(252)	(210)
Unrealized gain on available-for-sale securities, net	398	39	80	178
Net comprehensive loss	$(22,914)	$(67,162)	$(62,412)	$(143,194)
Net loss per share, basic and diluted	$(3.54)	$(10.37)	$(9.57)	$(22.01)
Weighted-average shares used in computing net loss per share, basic and diluted	6,506,681	6,503,913	6,504,842	6,503,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss) Income
Balance - December 31, 2023	6,503,913	$—	$807,158	$(348)	$(580,981)	$225,829
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(24,302)	(24,302)
Other comprehensive loss	—	—	—	(215)	—	(215)
Balance - March 31, 2024	6,503,913	—	811,673	(563)	(605,283)	205,827
Stock-based compensation	—	—	4,173	—	—	4,173
Net loss	—	—	—	—	(14,917)	(14,917)
Other comprehensive loss	—	—	—	(64)	—	(64)
Balance - June 30, 2024	6,503,913	—	815,846	(627)	(620,200)	195,019
Shares of common stock issued in connection with incentive stock plan	21,353	—	159	—	—	159
Stock-based compensation	—	—	4,068	—	—	4,068
Net loss	—	—	—	—	(23,021)	(23,021)
Other comprehensive income	—	—	—	107	—	107
Balance - September 30, 2024	6,525,266	$—	$820,073	$(520)	$(643,221)	$176,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss) Income
Balance - December 31, 2022	6,503,913	$—	$788,992	$(493)	$(424,894)	$363,605
Stock-based compensation	—	—	4,530	—	—	4,530
Net loss	—	—	—	—	(57,068)	(57,068)
Other comprehensive income	—	—	—	87	—	87
Balance - March 31, 2023	6,503,913	—	793,522	(406)	(481,962)	311,154
Stock-based compensation	—	—	4,413	—	—	4,413
Net loss	—	—	—	—	(18,662)	(18,662)
Other comprehensive loss	—	—	—	(389)	—	(389)
Balance - June 30, 2023	6,503,913	—	797,935	(795)	(500,624)	296,516
Stock-based compensation	—	—	4,670	—	—	4,670
Net loss	—	—	—	—	(67,432)	(67,432)
Other comprehensive income	—	—	—	270	—	270
Balance - September 30, 2023	6,503,913	$—	$802,605	$(525)	$(568,056)	$234,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,240)	$(143,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,756	13,613
Non-cash lease expense	174	610
Foreign exchange remeasurement gain	(278)	(147)
Impairment of fixed assets	4,285	60,088
Impairment of right-of-use assets	827	7,724
Change in fair value of contingent consideration	(2,500)	(41)
Depreciation	2,869	3,720
In-process research and development expenses	10,000	—
Accretion on invested securities	(3,861)	(4,716)
Non-cash interest expense	754	762
Change in fair value of derivative financial instrument	265	528
Loss on disposals of property and equipment	343	338
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,033)	(1,082)
Other long-term assets	(3,115)	275
Accounts payable	(34)	(652)
Operating lease liabilities	(995)	(1,198)
Long term liabilities	—	(12)
Accrued expenses and other current liabilities	(354)	(5,296)
Net cash used in operating activities	(45,137)	(68,648)
Cash flows from investing activities:
Purchase of marketable securities	(106,684)	(250,517)
Maturities of marketable securities	158,700	298,300
Purchases of property, plant and equipment	—	(20,605)
Cash received from held for sale assets	546	—
Acquired in-process research and development	(10,000)	—
Purchase of derivative financial instrument	(1,588)	—
Net cash provided by investing activities	40,974	27,178
Cash flows from financing activities:
Principal payments on loan	—	(587)
Proceeds from exercise of stock options	159	—
Proceeds from note payable	—	8,669
Net cash provided by financing activities	159	8,082
Net decrease in cash, cash equivalents and restricted cash	(4,004)	(33,388)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(182)
Cash, cash equivalents and restricted cash—beginning of period	10,696	43,716
Cash, cash equivalents and restricted cash—end of period	$6,663	$10,146
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$5,241	$4,908
Supplemental disclosure of noncash information:
Purchases of property, plant and equipment in accounts payable and accrued expenses and other current liabilities	$—	$67
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is headquartered in Dallas, Texas and was incorporated in the state of Delaware in August 2018. The Company is a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. In particular, the Company seeks to in-license or acquire and develop novel therapeutic candidates in diseases with significant unmet medical need.

In August 2024, the Company’s wholly owned subsidiary, SynBioTx, Inc. (“SynBioTx”), in-licensed certain bispecific antibodies, including SYN-2510/IMM2510, a bispecific antibody targeting both programmed death-ligand 1 (PD-L1) and vascular endothelial growth factor (VEGF), as well as SYN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4 (CTLA-4), from ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”). Pursuant to the license and collaboration agreement with ImmuneOnco (the “IO Collaboration Agreement”), SynBioTx has an exclusive license to research, develop, manufacture and commercialize these product candidates outside of China, including mainland China, Hong Kong, Macau and Taiwan (“Greater China”). ImmuneOnco retains development and commercialization rights in Greater China.
The Company also has a proprietary (FRα) co-stimulatory antigen receptor (“CoStAR”) tumor infiltrating lymphocyte (“TIL”) cell therapy technology for the treatment of cancer, which the Company is seeking to advance via collaboration. In December 2023, the Company entered into an agreement with a third-party collaborator to develop an autologous FRα CoStAR TIL (the “CoStAR-TIL Collaboration Product”) for a potential investigator-initiated trial (“IIT”) in non-small cell lung cancer in China. The collaborator has an option to exclusively license the CoStAR-TIL Collaboration Product in China and Taiwan.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the results of its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
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
Restricted cash consists of a cash reserve which serves as collateral for the Company’s construction loan and is classified within current assets on the condensed consolidated balance sheet as of September 30, 2024. There was no restricted cash as of September 30, 2024 and $1.5 million of restricted cash as of December 31, 2023 on the condensed consolidated balance sheet.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of September 30, 2024 and December 31, 2023, marketable securities consisted of U.S. Treasury bills.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$6,663	$9,195
Restricted cash	—	1,501
Cash, cash equivalents and restricted cash	$6,663	$10,696
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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item “assets held for sale” in its condensed consolidated balance sheet. To date, the Company has recorded impairment losses on assets held for sale associated with the Plan as defined below in Note 11. During the three and nine months ended September 30, 2024, the Company recognized non-cash impairment charges for assets held for sale of $1.5 million and $4.3 million, respectively, while during the three and nine months ended September 30, 2023 charges were $4.6 million and $16.2 million, respectively. The non-cash impairment charge was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”

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

The Company accounts for its business combinations using the acquisition method of accounting which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date it obtains control. The Company has determined the fair value of assets acquired and liabilities assumed based upon management’s estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The Company accounts for contingent consideration at the acquisition-date fair value as part of the consideration transferred in the transaction.

While management has used its best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records any subsequent adjustments to the consolidated statements of operations and comprehensive loss. Acquisition-related costs, such as legal and consulting fees, are expensed as incurred.

The Company accounts for an asset acquisition by recognizing net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition; any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets and liabilities assumed based on relative fair values. Acquired in-process research and development is expensed as incurred provided there is no alternative future use.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less costs to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company’s stock price and in connection with the Plan as defined below in Note 11. The Company recognized a non-cash impairment charge of $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively, and nil and $2.6 million for the three and nine months ended September 30, 2023, respectively, related to leasehold improvements. Additionally, the Company recognized impairment charges of $41.5 million for the three and nine months ended September 30, 2023 relating to real estate. These impairment charges were recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Notes 7 and 11 for more information.

Research and Development
Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.
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

In November 2024, the FASB issued ASU no. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027.
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

3. Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid general and administration	$1,397	$1,033
Prepaid research and development	4,870	300
Other receivable	2,915	3,643
Prepaid contract research organization expenses	443	1,322
Other current assets	1,958	2,604
Total prepaid and other current assets	$11,583	$8,902
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$31,243	$31,243
Laboratory equipment	—	8,291
Buildings	102,433	102,433
Office and computer equipment	509	831
Leasehold improvements	—	1,424
Manufacturing equipment	—	2,017
Total property, plant and equipment, gross	134,185	146,239
Less: accumulated depreciation	(4,038)	(7,555)
Total property, plant and equipment, net	$130,147	$138,684
Depreciation expense was $0.9 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and was $2.9 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss.
The Company capitalized interest of nil during the three months ended September 30, 2024 and 2023, while during the nine months ended September 30, 2024 and 2023, the Company capitalized nil and $2.4 million, respectively, of interest related to qualifying expenditures for construction work-in-progress for its Tarzana manufacturing facility.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$2,401	$1,026
Accrued operational expenses	957	1,412
Accrued restructuring costs	3,453	3,136
Accrued research, development and clinical trial expenses	406	1,833
Operating lease liabilities, current	1,761	1,750
Other current liabilities	107	190
Total accrued expenses and other current liabilities	$9,085	$9,347
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$3,275	$—	$—	$3,275
U.S. Treasury bills	—	116,247	—	116,247
Derivative financial instrument	—	790	—	790
Total	$3,275	$117,037	$—	$120,312
Financial Liabilities
Contingent consideration	$—	$—	$2,358	$2,358

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,684	$—	$—	$5,684
U.S. Treasury bills	—	164,322	—	164,322
Derivative financial instrument	—	1,055	—	1,055
Total	$5,684	$165,377	$—	$171,061
Financial Liabilities
Contingent consideration	$—	$—	$4,858	$4,858
There were no transfers in or out of Level 1, 2 and 3 measurements for the nine months ended September 30, 2024 and the year ended December 31, 2023. As of September 30, 2024 and December 31, 2023, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 7, and is included in prepaid expenses and current assets in the condensed consolidated balance sheets.
As of September 30, 2024, the fair value of the Company’s Loan (as defined in Note 7) was $77.7 million. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
5. Financial Instruments
Marketable securities and long-term investments classified as available-for-sale on September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$113,496	$194	$—	$113,690
U.S. Treasury bills	Between one and two years	2,559	—	(2)	2,557
Total		$116,055	$194	$(2)	$116,247

	December 31, 2023
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$141,075	$86	$—	$141,161
U.S. Treasury bills	Between one and two years	23,134	27	—	23,161
Total		$164,209	$113	$—	$164,322
As of September 30, 2024 and December 31, 2023, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of September 30, 2024 and December 31, 2023, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $113.7 million of marketable securities and $2.6 million of long-term investments maturing in less than two years classified as available-for-sale as of September 30, 2024. There were $141.2 million of marketable securities and $23.2 million of long-term investments maturing in less than two years classified as available-for-sale as of December 31, 2023.
6. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, SynBioTx and ImmuneOnco entered into the IO Collaboration Agreement pursuant to which SynBioTx in-licensed certain bispecific antibodies, including SYN-2510/IMM2510 and SYN-27M/IMM27M from ImmuneOnco. Pursuant the IO Collaboration Agreement, SynBioTx paid ImmuneOnco a $10.0 million upfront payment and prepaid ImmuneOnco $5.0 million in development costs in the quarter ended September 30, 2024. ImmuneOnco is eligible to receive additional potential near-term payments of up to $35.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.

The expenses recognized in connection with the IO Collaboration Agreement were $10.0 million and nil for the three and nine months ended September 30, 2024 and 2023, respectively, recorded as a component of In-process research and development on the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2024, no additional milestones had been accrued as the underlying contingencies had not yet been resolved.
7. Commitments and Contingencies
Leases
Company as a Lessee: Operating Lease Obligations
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
The Company’s lease costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$172	$351	$1,097	$1,867
Variable lease cost	283	234	649	906
Total lease cost	$455	$585	$1,746	$2,773
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$494	$491	$1,756	$1,806
The following table summarizes the Company’s lease assets and liabilities (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,104	$2,387
Current operating lease liabilities	$1,761	$1,750
Non-current operating lease liabilities	$1,411	$2,877
The following table summarizes other supplemental information related to the Company’s lease obligations:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	1.93	2.60
Weighted-average discount rate	6.75%	6.75%
Future minimum lease payments under operating lease liabilities were (in thousands):

September 30, 2024
2024 (remaining three months)	$735
2025	1,591
2026	1,195
Total future lease payments	3,521
Less: imputed interest	349
Total lease liability balance	3,172
Less: current portion of operating lease liabilities	1,761
Total operating lease liabilities, non-current	$1,411
During the nine months ended September 30, 2024 and 2023, the Company evaluated its remaining right-of-use assets for impairment, as the Plan (as defined below in Note 11) has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and has recognized an impairment loss of $0.6 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $7.2 million for the nine months ended September 30, 2024 and 2023 respectively, which are recorded in the line item “restructuring and impairment charges” in the condensed consolidated statements of operations and comprehensive loss.
Company as Lessor: Tarzana Facility Lease with AstraZeneca

On July 10, 2024, Complex Therapeutics LLC entered into a lease (the “Lease”) with AstraZeneca Pharmaceuticals LP (“Tenant”) pursuant to which Tenant is leasing the Property located in Tarzana, CA. The Lease has an initial term of approximately 15 years, beginning on July 10, 2024 (the “Commencement Date”) and ending on July 31, 2039, with Tenant having two consecutive options to extend the term for a five-year period each and a one-time option to terminate the Lease on the tenth anniversary of the Commencement Date, which, if exercised, obligates Tenant to pay Complex Therapeutics LLC a termination fee. The initial base rent is $0.6 million per month ($7.5 million annually) and the base rent will escalate by 3% per annum. Tenant is also required to pay certain operating expenses and tax expenses as additional rent. There is rent abatement during the first year of the Lease such that Tenant will pay no rent or reduced rent during this period. Tenant also has a right of first offer to purchase the premises that are subject to the Lease.

The Lease is classified as an operating lease and revenue will be recognized on a straight-line basis and will be recorded within the condensed consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations rental income has been presented in other income rather than as revenue on the statement of operations and comprehensive loss. Lease income related to the operating lease was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Rental income related to fixed lease income	$1,493	$—	$1,493	$—
Approximate future fixed contractual lease payments to be received under a non-cancelable operating lease in effect as of September 30, 2024, are as follows (in thousands):

September 30, 2024
2024 (remaining three months)	$1,493
2025	8,957
2026	8,957
2027	8,957
2028	8,957
Thereafter	94,795
Total	$132,116

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
Debt
In June 2022, the Company’s wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company’s wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Loan”) secured by its Tarzana, California land and building (the “Property”). The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing Property construction costs. Construction has been completed and on July 10, 2024, Complex Therapeutics LLC entered into the Lease. If the Company does not refinance or sell the Property prior to July 2025, when the Loan will be payable, the Company intends to use its option to extend the Loan until July 2026; the Company also has an another option to extend the Loan until July 2027. As of September 30, 2024, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $0.7 million. During the year ended December 31, 2023, $0.6 million in additional principal was paid in accordance with the Loan. The Loan is guaranteed by the Company and secured by the Property, and bears interest at the one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company discontinued capitalizing interest in June 2023 as the building was substantially complete at such time. The Loan contains customary negative and affirmative covenants that include limitations on the ability of the Company to enter into significant contracts and incur additional debt. The Company is also required to maintain consolidated net worth and liquid assets of at least $85.0 million as of September 30, 2024 and December 31, 2023 as defined in the loan agreement. As of September 30, 2024, the Company was in compliance with the covenants of the Loan. The Company is also required to maintain certain insurance coverage on the Property. In connection with the Loan, the Company entered into an interest rate swap to effectively limit its maximum interest rate, as discussed in Note 4.
The net carrying amount of the liability component of the Loan was as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$82,837	$82,837
Unamortized debt issuance cost	(664)	(1,410)
Net carrying amount	$82,173	$81,427
The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,758	$1,754	$5,241	$2,482
Amortization of debt issuance cost	249	249	747	747
Total interest expense related to the Loan	$2,007	$2,003	$5,988	$3,229
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of September 30, 2024 and December 31, 2023, the Company had no outstanding liabilities, respectively, in commitments for employee benefits as part of the Plan. As of September 30, 2024 and December 31, 2023, the Company had $2.0 million and $3.1 million, respectively, in commitments for contract terminations as part of the Plan (see Note 11).
The Company has entered into an agreement with a third-party collaborator to develop the CoStAR-TIL Collaboration Product with the aim of enrolling patients in IITs in China. Milestone payments of $2.6 million were made during the nine months ended September 30, 2024 and were recorded within research and development expense in the condensed consolidated statements of operations and comprehensive loss, and upon successful completion of future milestones, the Company may be required to pay up to $3.4 million for clinical development.
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
As of September 30, 2024 and December 31, 2023, the Company had 6,525,266 and 6,503,913 shares of common stock outstanding, respectively.

Preferred Stock Activity
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
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
As of September 30, 2024, 185,883 shares of common stock remained available for issuance under the 2021 Plan. As of September 30, 2024, the total number of shares authorized for issuance under the 2021 Plan was 642,722 shares.
The following table sets forth stock-based compensation included in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development expense	$506	$567	$1,587	$999
General and administrative expense	3,562	4,103	11,169	12,614
Total stock-based compensation expense	$4,068	$4,670	$12,756	$13,613
As of September 30, 2024, there was $21.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.2 years.
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

10. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	September 30,
	2024	2023
Stock options to purchase common stock	1,251,394	868,753
11. Corporate Restructuring Plan
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
In January 2024, the Board of Directors approved a comprehensive restructuring plan, which included the closure of the Company’s UK manufacturing facility and clinical trial operations, as well as the cessation of the ITIL-306 clinical trial. In September 2024, the Board of Directors approved additional UK restructuring actions, which has resulted in the elimination of the majority of the remaining UK workforce, with the remaining reduction and restructuring activities anticipated to be largely completed by the end of 2024. Collectively, these actions are referred to as the “2024 Plan.”
The 2022 Plan, 2023 Plan and 2024 Plan are collectively referred to as the “Plan”.
Restructuring and Impairment Charges
As a result of the Plan, the Company recorded charges of $2.4 million and $7.1 million within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three and nine months ended September 30, 2024, respectively, and $46.3 million and $71.8 million for the three and nine months ended September 30, 2023, respectively.
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
These charges relate to asset impairments, contract terminations, severance payments and other employee-related costs incurred. The following table summarizes the restructuring and impairment charges by category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Asset impairment for leasehold improvements	$51	$—	$343	$2,644
One-time employee termination benefits	1,449	41	2,427	1,816
Building and construction work in progress impairment	—	41,542	—	41,542
Contract terminations	(1,282)	—	(736)	1,888
Right-of-use asset impairment	640	128	827	7,724
Impairment of long-lived assets held for sale	1,504	4,572	4,285	16,233
Total restructuring and impairment charges	$2,362	$46,283	$7,146	$71,847
Restructuring Liability
As a result of the Plan, the restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the three and nine months ended September 30, 2024, the Company paid nil and $1.4 million of restructuring costs, respectively, and expects to pay the remainder of the restructuring costs by the end of 2024. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2023	$—	$3,136	$3,136
Additions, net	2,395	720	3,115
Payments	(978)	(471)	(1,449)
Adjustments	—	(1,349)	(1,349)
Total restructuring liability as of September 30, 2024	$1,417	$2,036	$3,453

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. In particular, we seek to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
In August 2024, our wholly owned subsidiary, SynBioTx, Inc. or SynBioTx, in-licensed certain bispecific antibodies, including SYN-2510/IMM2510, a bispecific antibody targeting both programmed death-ligand 1, or PD-L1, and vascular endothelial growth factor, or VEGF, and SYN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4, or CTLA-4, from ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco. SYN-2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco, or the IO Collaboration Agreement, SynBioTx has an exclusive license to research, develop, manufacture and commercialize these product candidates outside of China, including mainland China, Hong Kong, Macau and Taiwan, or Greater China. ImmuneOnco retains development and commercialization rights in Greater China.
SYN-2510, our lead product candidate, is a potentially best-in-class PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. ImmuneOnco is conducting a Phase I open label trial in China of SYN-2510/IMM2510 as monotherapy in patients with advanced solid tumors that have failed prior therapies, including triple-negative breast cancer, or TNBC, squamous non-small cell lung cancer, or NSCLC, hepatocellular carcinoma, renal cell carcinoma, and rare solid tumors including soft tissue sarcomas and thymic cancer. Approximately 65 additional patients have been dosed with SYN-2510/IMM2510 monotherapy in addition to the initial 33 patients reported in ImmuneOnco’s ASCO 2024 publication. The preliminary data showed:

•As of December 21, 2023, 33 patients had received IMM2510 at 9 dose levels (0.007-20.0 mg/kg), the median age was 57 years (range 36-74), the median prior line of therapy was 3 (range 1-13), and 27.3% patients received prior anti PD-1/PD-L1 inhibitor therapies.
•Treatment-related adverse events (TRAEs) occurred in 32 patients (97.0%). Most TRAEs were grade 1 or 2. The most common TRAEs (≥ 20%) of all grades were infusion related reaction (IRR) (72.7%), platelet count decreased (39.4%), anemia (33.3%) and diarrhea (21.2%). Grade ≥3 TRAEs occurred in 11 patients (33.3%). Grade ≥3 TRAEs (≥5%) were IRR (9.1%), platelet count decreased (6.1%), lymphocyte count decreased (6.1%) and diarrhea (6.1%). TRAEs leading to treatment discontinuation occurred in 3 patients (9.1%) which were IRR, hypersensitivity and pyrexia, respectively. No dose limiting toxicities (DLT) occurred.
•In 25 response evaluable patients, 3 patients had confirmed partial response (PR): 1 patient with sq-NSCLC (onco-driver gene negative, previous IO treatment failure) at 3 mg/kg with tumor shrinkage 46% and still on the treatment with treatment duration over 20 months; 1 patient with sq-NSCLC at 10 mg/kg with tumor shrinkage about 32% along with treatment duration 9.4 months; 1 patient with thymus adeno-squamous carcinoma (PD-L1 CPS 80) at 20 mg/kg with tumor shrinkage over 53% and still remains on the treatment along with treatment duration 8.1 months. In addition, 7 patients with best objective response stable disease (BOR SD) and 4 of them had over 15% decreased tumor burden (1 cervical cancer at 3 mg/kg, 2 non-sq NSCLC at 10 and 20 mg/kg respectively, 1 ovarian cancer at 20 mg/kg).
•The half-life of IMM2510 in 20.0mg/kg dose group was around 6.8 days. The recommended phase 2 dose (RP2D) was determined by ImmuneOnco to be 20.0 mg/kg.
SYN-27M is an antibody-dependent cellular cytotoxicity-enhanced monoclonal antibody targeting CTLA-4, which has been designed to promote intratumoral regulatory T cell depletion to enhance the efficacy and reduce the toxicity associated with first-generation anti-CTLA-4 antibodies. By end of 2023, ImmuneOnco completed a first-in-human dose escalation study of SYN-27M/IMM27M in patients with solid tumor cancers in China with 25 subjects dosed. ImmuneOnco is currently pursing cohort expansions of the RP2D in this Phase I trial in patients with hormone receptor-positive breast cancer and hepatocellular carcinoma who have failed prior therapy.
ImmuneOnco is also conducting a Phase I open label clinical trial in China of SYN-2510/IMM2510 combined with SYN-27M/IMM27M in patients with advanced solid tumors that have failed prior therapies.
We also have a proprietary folate receptor alpha (FRα) co-stimulatory antigen receptor, or CoStAR, tumor infiltrating lymphocyte, or TIL, cell therapy for the treatment of cancer, which we are seeking to advance via collaboration. In December 2023, we entered into an agreement with a third-party collaborator to develop an autologous folate receptor alpha (FRα) CoStAR-TIL, or the CoStAR-TIL Collaboration Product, for a potential investigator-initiated trial, or IIT, in non-small cell lung cancer, or NSCLC, in China. The collaborator has an option to exclusively license the CoStAR-TIL Collaboration Product in China and Taiwan.
Since inception, we have had significant operating losses. Our net loss was $23.0 million for the three months ended September 30, 2024 and $62.2 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $643.2 million. As of September 30, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $122.9 million, which consists of $6.7 million in cash and cash equivalents, $113.7 million in marketable securities and $2.6 million in long-term investments. We expect to continue to incur net losses for the foreseeable future.
Recent Developments

In July 2024, Complex Therapeutics LLC entered into a lease, or the Lease with AstraZeneca Pharmaceuticals LP pursuant to which AstraZeneca Pharmaceuticals LP is leasing Complex Therapeutic LLC’s manufacturing facility located in Tarzana, CA. The Lease has an initial term of approximately 15 years and the initial base rent is $0.6 million per month ($7.5 million annually), the base rent will escalate by 3% per annum and AstraZeneca

Pharmaceuticals LP is required to pay certain operating expenses and tax expenses as additional rent. There is rent abatement during the first year of the Lease such that AstraZeneca Pharmaceuticals LP will initially pay no rent or reduced rent.
Components of Operating Results

Operating Expenses

In-Process Research and Development

In-process research and development (IPR&D), expenses include IPR&D acquired as part of in-license payments made to ImmuneOnco for which there is no alternative future use, and are expensed as incurred.

Research and Development
Research and development expenses consist primarily of research and development, manufacturing, monitoring and other services payments and, to a lesser extent, salaries, benefits and other personnel-related costs, including stock-based compensation, professional service fees, and facility and other related costs. In addition, research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits and grants from the UK government. For the three and nine months ended September 30, 2024 and 2023, we did not allocate our research and development expenses by program.
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
Restructuring and Impairment Charges
Restructuring and impairment charges consist primarily of:
•for the nine months ended September 30, 2023, asset impairment charges related to our facility in Tarzana;
•for the nine months ended September 30, 2024, asset impairment charges related to our former manufacturing facility in Manchester;
•contract terminations, including contract terminations related to the Tarzana, Thousand Oaks and Manchester facilities; and
•severance and other employee termination related costs.
As part of a restructuring plan adopted in January 2023, we transitioned clinical manufacturing and trial operations of ITIL-306 to the United Kingdom, and as a result, in 2023 we reduced our U.S. workforce by approximately 96% and our UK workforce by approximately 42%. Subsequently, in January 2024, we decided to close our UK manufacturing and clinical operations, and in September 2024 we decided to close most of our remaining Manchester, UK operations, which resulted in the elimination of the majority of the UK workforce, with the remaining reduction anticipated to be largely completed by the end of 2024, which collectively we refer to as the 2024 Plan. As a result of the 2024 Plan, we incurred charges of $7.1 million during the nine months ended September 30, 2024 and we estimate we will incur additional charges of up to $0.5 million in 2024 related to the 2024 Plan.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts, marketable securities and long-term investments.
Interest Expense
Interest expense consists of interest expense on our Loan and amortization of loan origination costs.
Other Rental Income

Other rental income consists primarily of straight-lined rental income related to the Tarzana manufacturing facility.
Other Expense, Net
Other expense, net consists primarily of interest cap derivative instrument fair value gain or loss, foreign exchange remeasurement gain or loss and other expenses and income.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$
Operating expenses:
In-process research and development	$10,000	$—	$10,000
Research and development	562	8,492	(7,930)
General and administrative	10,707	11,941	(1,234)
Restructuring and impairment charges	2,362	46,283	(43,921)
Total operating expenses	23,631	66,716	(53,085)
Loss from operations	(23,631)	(66,716)	53,085
Interest income	1,654	2,313	(659)
Interest expense	(2,007)	(2,003)	(4)
Other rental income	1,493	—	1,493
Other expense, net	(530)	(1,026)	496
Net loss	$(23,021)	$(67,432)	$52,918

In-process Research and Development Expenses
In-process research and development expenses were $10.0 million and nil for three months ended September 30, 2024 and 2023, respectively. The net increase of $10.0 million was primarily due to:
•$10.0 million increase in research and development costs related to payments made to ImmuneOnco.

Research and Development Expenses
Research and development expenses were $0.6 million and $8.5 million for the three months ended September 30, 2024 and 2023, respectively. The net decrease of $7.9 million was primarily due to:

•$3.9 million decrease in costs mainly related to our discontinuation of our ITIL-168 clinical manufacturing activities;
•$2.1 million decrease in costs from reduced headcount, consisting primarily of a decrease of $2.0 million in wages and benefits and a $0.1 million decrease in stock-based compensation expense; and
•$1.9 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to reductions made in these areas.

General and Administrative Expenses
General and administrative expenses were $10.7 million and $11.9 million for the three months ended September 30, 2024 and 2023, respectively. The net decrease of $1.2 million was primarily due to:

•$0.9 million decrease in costs from reduced headcount, consisting of decreases in wages and benefits of $0.4 million and stock-based compensation expense of $0.5 million;
•$0.1 million decrease in consulting and professional services costs, mainly consisting of a decrease in costs of legal consultants and executive service fees; and
•$0.2 million decrease in facility and other office expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges were approximately $2.4 million and $46.3 million for the three months ended September 30, 2024 and 2023, respectively. The net decrease of $43.9 million was primarily due to:

•$3.1 million decrease in costs from impairments of assets held for sale;
•$41.5 million decrease in costs related to the impairment of the Tarzana manufacturing facility; and
•$1.3 million decrease in costs resulting from termination of contracts; offset by
•$0.5 million increase in costs from impairments of right-of-use assets;
•$0.1 million increase in leasehold improvement impairments; and
•$1.4 million increase in severance payments and benefits continuation costs.

We expect to incur additional restructuring and impairment charges in 2024 as result of reducing our UK workforce and other actions related to our 2024 Plan.
Interest Income, Interest Expense, Other Rental Income and Other Expense, Net

Interest income, interest expense, other rental income and other expense, net was $0.6 million of income and $0.7 million of expense for the three months ended September 30, 2024 and 2023, respectively. The increase in income of $1.3 million was primarily due to:

•$0.5 million increase in other losses, including loss from our derivative financial instrument;
•$0.7 million decrease of interest income related to our investments; offset by
•$1.0 million increase in gain on foreign currency transactions; and
•$1.5 million increase in rental income related to the Tarzana manufacturing facility.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$
Operating expenses:
In-process research and development	$10,000	$—	$10,000
Research and development	10,739	37,621	(26,882)
General and administrative	33,837	36,681	(2,844)
Restructuring and impairment charges	7,146	71,847	(64,701)
Total operating expenses	61,722	146,149	(94,427)
Loss from operations	(61,722)	(146,149)	94,427
Interest income	5,635	6,671	(1,036)
Interest expense	(5,988)	(3,229)	(2,759)
Other rental income	1,493	—	1,493
Other expense, net	(1,658)	(455)	(1,203)
Net loss	$(62,240)	$(143,162)	$89,429

In-process Research and Development Expenses
In-process research and development expenses were $10.0 million and nil for three months ended September 30, 2024 and 2023, respectively. The net increase of $10.0 million was primarily due to:

•$10.0 million increase in research and development costs related to payments made to ImmuneOnco.

Research and Development Expenses
Research and development expenses were $10.7 million and $37.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in research and development expenses of $26.9 million was primarily due to:

•$11.9 million decrease in costs from reduced headcount, consisting primarily of a decrease of $11.9 million in wages and benefits, $0.2 million decrease in other employee-related expenses in relation to our research and development personnel and $0.4 million decrease in professional services; offset by an increase of $0.6 million in stock-based compensation expense;
•$8.1 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to reductions made in these areas; and
•$6.9 million decrease in costs mainly related to the discontinuation of our ITIL-168 clinical manufacturing activities.
General and Administrative Expenses
General and administrative expenses were $33.8 million and $36.7 million for the nine months ended September 30, 2024 and 2023, respectively. The net decrease of $2.8 million was primarily due to:

•$3.9 million decrease in costs, mainly due to a decrease in wages of $2.8 million and a decrease in stock-based compensation expense of $1.4 million; offset by an increase in other employee-related expenses of $0.3 million;
•$0.1 million decrease in consulting and professional services costs, mainly consisting of a decrease in costs of legal and finance consultants; offset by,

•$1.2 million increase in depreciation and facility costs, offset by a decrease in insurance expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges were $7.1 million and $71.8 million for the nine months ended September 30, 2024 and 2023, respectively. The net decrease of $64.7 million was primarily due to:

•$11.9 million decrease in costs from impairments of assets held for sale;
•$7.0 million decrease in costs from impairments of right-of-use assets;
•$2.3 million decrease in costs from leasehold improvement impairments;
•$41.5 million decrease in costs related to the impairment of Tarzana manufacturing facility; and
•$2.6 million decrease in costs resulting from termination of contracts; offset by,
•$0.6 million increase in severance payments and benefits continuation costs.

We expect to incur additional restructuring and impairment charges in 2024 as result of reducing our UK workforce and other actions related to our 2024 Plan.
Interest Income, Interest Expense, Other Rental Income and Other Expense, Net

Interest income, interest expense, other rental income and other expense, net were $0.5 million of expense and $3.0 million of income for the nine months ended September 30, 2024 and 2023, respectively. The increase in expense of $3.5 million was primarily due to:
•$1.0 million decrease of interest income related to our investments;
•$2.8 million increase of interest expense from our Loan; and
•$1.3 million increase of other losses, including loss from our derivative financial instrument; offset by,
•$0.1 million increase in gain on foreign currency transactions; and
•$1.5 million increase in rental income related to the Tarzana manufacturing facility.
Liquidity and Capital Resources

Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for at least several years, if ever.
As of September 30, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $122.9 million, which consisted of $6.7 million in cash and cash equivalents, $113.7 million in marketable securities and $2.6 million in long-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
In June 2022, our wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly owned indirect subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Loan, secured by our Tarzana, California land and building. Construction of the Tarzana facility has been completed and the facility has been leased to AstraZeneca Pharmaceuticals LP. The initial principal amount of the Loan was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. As of September 30, 2024, the outstanding principal amount under the Loan was $82.8 million and unamortized debt issuance costs were $0.7 million. We have agreed with the lender to terminate commitments in respect of any unadvanced amounts and, accordingly, do not have additional borrowing capacity under the Loan.
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
In February 2019, we entered into a license agreement with Immetacyte Ltd., or Immetacyte, pursuant to which we obtained a worldwide license to Immetacyte’s proprietary technology, know-how and intellectual property for the research, development, manufacture and commercialization of TIL therapies. In March 2020, we acquired 100% of the share capital of Immetacyte for total cash and non-cash consideration, including contingent consideration, of $15.4 million. In connection with the acquisition, we terminated the Immetacyte license agreement and associated payment obligations. The maximum consideration that remained unpaid as of September 30, 2024, which payment is contingent on future events, was $13.3 million.
As discussed above, in August 2024, we entered into the IO Collaboration Agreement with ImmuneOnco. Among other things, pursuant to that agreement, SynBioTx paid ImmuneOnco an up-front payment of $10.0 million and prepaid ImmuneOnco $5.0 million in development costs, and has agreed to pay up to $35.0 million in potential near-term payments, as well as up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
We lease various operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of September 30, 2024, our future minimum lease payments under committed or non-cancelable lease agreements were $3.5 million.
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

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Cash used in operating activities	$(45,137)	$(68,648)
Cash provided by investing activities	40,974	27,178
Cash provided by financing activities	159	8,082
Net decrease in cash, cash equivalents, and restricted cash	$(4,004)	$(33,388)
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2024 was $45.1 million, which consisted of the net loss of $62.2 million, a $8.5 million net change to our net operating assets and liabilities, and $25.6 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $0.4 million in accrued expenses, and other current liabilities, an increase of $4.0 million in prepaid expenses and other current assets, an increase of $3.1 million in other long-term assets, and a decrease of $1.0 million in operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $12.8 million, in-process research and development expenses of $10.0 million, impairment of fixed assets and right-of-use assets, and loss on disposal of property and equipment of $5.5 million, change in fair value of interest cap derivative instrument and non-cash interest expense of $1.0 million, and depreciation expense of $2.9 million, offset by accretion on invested securities of $3.9 million and the change in fair value of contingent consideration of $2.5 million.
Cash used in operating activities for the nine months ended September 30, 2023 was $68.6 million, which consisted of the net loss of $143.2 million, and a $8.0 million net change to our net operating assets and liabilities, partially offset by $82.5 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $0.7 million in accounts payable, a decrease of $5.3 million in accrued expenses, accrued restructuring expenses and other current liabilities, an increase of $1.1 million in prepaid expenses and other current assets, a decrease of $0.3 million in other long-term assets, and a decrease of $1.2 million in operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $13.6 million, impairment of fixed assets of $60.1 million, impairment of right-of-use assets of $7.7 million and depreciation expense of $3.7 million, offset by accretion on invested securities of $4.7 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2024 was $41.0 million, consisting primarily of $52.0 million of cash provided by marketable securities investments and $0.5 million of cash received from held for sale assets, offset by $10.0 million of acquired in-process research and development and $1.6 million from the renewal of our derivative financial instrument.
Cash provided by investing activities for the nine months ended September 30, 2023 was $27.2 million, which consisted primarily of $47.8 million of cash provided by marketable securities investments, offset by $20.6 million used related to purchases of property, plant and equipment.

Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2024 was $0.2 million, which was primarily related to proceeds from exercise of stock options.
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
For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Associated with Our Business
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:
•We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We have a limited operating history and no history of completing any clinical trial or commercializing any product, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including clinical development of SYN-2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including SYN-2510, or to curtail our planned operations and the pursuit of our growth strategy.
•Our lead product candidate, SYN-2510, as well as our other product candidates, are currently in early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize SYN-2510, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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
•Biologics are complex and difficult to manufacture. We intend to rely on ImmuneOnco in China to manufacture clinical supplies of SYN-2510, and we intend to rely on third parties to produce preclinical and clinical supply of other product candidates and commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•We have, and we may in the future, engage in strategic transactions to acquire or in-license new product candidates or technologies, and we may not be successful in the developing and commercializing any product candidates we acquire or in-license, including SYN-2510. The licensing or acquisition of third-party intellectual property rights is competitive, and if we are unable to identify suitable candidates for such transactions on a timely basis or on commercially reasonable terms, it would negatively impact our ability to develop and commercialize product candidates and present significant distractions to our management.The treatable populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
•We face significant competition from other biotechnology and pharmaceutical companies, and from non-profit institutions, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•If we or our licensors are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.
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
Risks Related to our Financial Position and Capital Needs
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $62.2 million and $143.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $643.2 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.
All of our product candidates are in preclinical development, potential investigator-initiated clinical stage or early-stage clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be many years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
•pursue clinical development of SYN-2510 and our collaboration with ImmuneOnco, as well as our CoStAR-TIL collaboration; seek to potentially license-in or otherwise acquire additional new product candidates, as well as potentially initiate and complete clinical trials of new product candidates;
•seek regulatory approval for any product candidates that successfully complete clinical trials;
•scale up our clinical and regulatory capabilities;
•rely on collaborators or other third parties to manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
•establish a commercialization infrastructure and develop internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•maintain, expand and protect our intellectual property portfolio;
•hire clinical, manufacturing quality control, regulatory, manufacturing and scientific and administrative personnel;

•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, our CoStAR-TIL technology through collaborations or otherwise; and
•incur legal, accounting and other expenses in operating as a public company.
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
We have a limited operating history and no history of completing any clinical trial or commercializing any product, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
We are a biopharmaceutical company with a limited operating history. Since we commenced operations in 2019, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, from late 2022 through 2024, we implemented several strategic reprioritizations and restructurings of our preclinical and clinical development programs and elected to discontinue our TIL development program and our ITIL-168 and ITIL-306 clinical trials. As part of these various restructurings, we have significantly reduced our workforce. We may experience unforeseen delays or other challenges as a result of these actions, which could adversely impact our timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. We will need to develop clinical, manufacturing, regulatory and commercial capabilities, and we may not be successful in doing so.
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the clinical development of SYN-2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including SYN-2510, or curtail our planned operations and the pursuit of our growth strategy.
Our operations have consumed substantial amounts of cash since inception. Developing our in-licensed product candidates, including SYN-2510 and SYN-27M, identifying and potentially acquiring or in-licensing additional new product candidates, conducting preclinical testing and clinical trials and developing manufacturing operations for our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, seek to potentially license-in or otherwise acquire additional new product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, build our manufacturing capabilities, and seek marketing approval for any product candidates that successfully complete clinical trials. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of September 30, 2024, we had cash, cash equivalents, marketable securities and long-term investments of $122.9 million, which consists of $6.7 million in cash and cash equivalents, $113.7 million in marketable securities and $2.6 million in long-term investments. We believe that our existing cash, cash equivalents, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, cost and results of our collaboration with ImmuneOnco and the clinical development of the products licensed from ImmuneOnco, including SYN-2510 and SYN-27M and related activities;
•the scope, progress, costs and results of our collaborator to develop our CoStAR-TIL cell therapy technology;
•the extent to which we develop, in-license or otherwise acquire additional product candidates and technologies for our product candidate pipeline;
•the number and development requirements of product candidates that we may pursue;
•our ability to complete a potential refinancing and sale of our Tarzana, California facility, as well as subleases of other facilities under lease;
•the costs, timing and outcome of regulatory review of our product candidates;
•our cost of human capital as we expand our capabilities;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•the costs of operating as a public company.
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from the ongoing armed conflicts in Ukraine, and in the Middle East, U.S.-China trade and political tensions, heightened inflation and interest rates, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.
We will need to raise additional capital to support our operations and execute on our business strategy. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings or license and collaboration agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, the agreements governing our construction loans contain certain affirmative and negative covenants, including maintaining a specified minimum net worth and amount of liquid assets, which could limit our operations.
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
We have suffered, and in the future could suffer additional losses due to impairment charges, including as a result of being unsuccessful in completing a sale of our Tarzana, California manufacturing facility, or, if we are successful, the assets being sold for less than our carrying value.
To date, we have recorded significant impairment losses on long-lived assets associated with a sustained decrease in our stock price and multiple restructuring plans implemented since December 2022. Most recently, during the nine months ended September 30, 2024, we recorded aggregate impairment charges of approximately $7.1 million related to our restructuring plans.
We are evaluating opportunities for a potential refinancing and sale of our Tarzana, California manufacturing site, which effective July 10, 2024 has been leased to AstraZeneca Pharmaceuticals LP, as well as subleases of other facilities currently under lease; however, we can provide no assurances that we will successfully refinance or sell our Tarzana facility or enter into subleases of our other facilities, that we will do so in accordance with our expected timeline or that we will recover their carrying value. If we are unable to refinance our construction loans or otherwise repay our construction loans as they come due, our financial position and business will be materially adversely affected. The process of pursuing the plan to refinance and sell our Tarzana facility, or sublease our other facilities may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected and may result in additional non-cash impairment charges. Any potential transactions, and the related valuations, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms.
Risks Related to the Development of our Product Candidates
Our lead product candidate, SYN-2510, as well as our other product candidates, are currently in early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize SYN-2510, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
We currently have no products approved for commercial sale, and all of our product candidates are currently in early-stage development, including our lead product candidate SYN-2510. As an organization, we have no prior experience completing any clinical trials; we have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
We may derive results and data for SYN-2510 and SYN-27M from clinical trials led by ImmuneOnco in China and for our CoStAR-TIL Collaboration Product from an open-label IIT led by our collaborator in China; our role in any such trials, and our access to the clinical results and data, will be limited and there is no assurance that the clinical data from any such trial will be accepted or considered by the FDA, or other comparable regulatory authorities.
Pursuant to the IO Collaboration Agreement, we expect to fund clinical trial(s) of SYN-2510 led by ImmuneOnco in China. In addition, we have a collaborator conducting our first collaborator-led IIT in China related to our CoStAR-TIL Collaboration Product. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. In addition, due to our reliance on a third party to develop our CoStAR-TIL Collaboration Product, we are subject to risks associated with the way IITs are conducted. Third parties in such IITs may not perform their responsibilities on our anticipated schedule or consistent with clinical trial protocols or applicable regulations. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration, or NMPA, and other comparable regulatory authorities regarding IITs expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.

Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.
All of our product candidates are in early-stage development and their risk of failure is high. We ultimately ceased our TIL clinical trials after encountering manufacturing and other clinical development challenges and have elected to purse advancement of our CoStAR-TIL technology via a collaborator. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that our clinical trials, including our potential collaborator-led clinical trials, will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our clinical trials may not be successful.
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
•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•any current or future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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
•obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings or Risk Evaluation and Mitigation Strategies, or REMS;
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
All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA or other regulatory authorities on our clinical development program, and such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.
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
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had no discussions with the FDA regarding our clinical development of SYN-2510 or regulatory approval for SYN-2510 . In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate.

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

If our product candidates are associated with undesirable effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. In particular with respect our TIL product candidates, side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy are not normally encountered in the general patient population and by medical personnel.

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

As an organization, we do not have experience completing clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including SYN-2510 or our CoStAR-TIL Collaboration Product.

We are early in our development efforts for our product candidates and will need to successfully complete clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. As an organization, we are early in the process of collaborating with ImmuneOnco on the development of SYN-2510 and SYN-27M and with our IIT collaborator in China, and have no prior experience in China or in similar collaborations, or in completing any clinical trial, have limited experience in preparing regulatory submissions and have not previously submitted a BLA or MAA for any product candidate. We do not have a clinical development team. We have no prior experience developing bispecific antibodies and have no experience treating patients with bispecific antibodies. We have only previously treated patients with our TIL product in a compassionate use program in the United Kingdom with a TIL product that was manufactured using a prior version of the ITIL-168 manufacturing process, and dosed one patient in our prior clinical trial for ITIL-306. We have had no interactions with the FDA related to SYN-2510 and cannot be certain how many clinical trials of SYN-2510 will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of SYN-2510, or any other product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop, including SYN-2510. Failure to commence or complete, or delays in, our collaboration or planned clinical trials, could prevent us from or delay us in commercializing our product candidates, including SYN-2510.

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
•the design of the trial protocol;
•the perceived risks and benefits of the product candidate in the trial;
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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on our recently in-licensed product candidate SYN-2510 for the treatment of non-small cell lung cancer and potentially licensing-in or otherwise acquiring other new product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. For example, before in-licensing SYN-2510, our strategy prioritized development of our CoStAR-TIL Collaboration Product, and before that our strategy focused primarily on the development of ITIL-306, which we discontinued in January 2024, and prior to that, ITIL-168 for the treatment of PD-1 inhibitor-relapsed or refractory advanced cutaneous melanoma, which we discontinued in 2022. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We plan to conduct clinical trials for our product candidates outside the United States, including China, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
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
We have, and we may in the future, engage in strategic transactions to acquire or in-license new product candidates or technologies, and we may not be successful in developing and commercializing any product candidates we acquire or in-license, including SYN-2510. The licensing or acquisition of third-party intellectual property rights is competitive, and if we are unable to identify suitable candidates for such transactions on a timely basis or on commercially reasonable terms, it would negatively impact our ability to develop and commercialize product candidates and present significant distractions to our management.

Our strategy is currently focused on developing SYN-2510, which we in-licensed from ImmuneOnco in August 2024. However, we may seek in the future to engage in additional strategic transactions to in-license or acquire and develop additional therapeutic assets for diseases with significant unmet medical need. We may not be able to continue to identify, in-license or otherwise acquire, and subsequently develop, new product candidates in addition to our current pipeline. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights or assets that we may consider attractive for further development. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, and companies that do not perceive us to be competitor may be reluctant to consider licensing to us given our lack of meaningful experience beyond TILs. In addition, the process of identifying new product candidates and technologies that may be available to acquire or in-license and assessing their potential and value is difficult and time-consuming. Even if we identify suitable candidates to acquire or in-license, negotiating strategic transactions is time-consuming and may distract our management from focusing on developing our other product candidates. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are successful in continuing to build our pipeline, either through internal research and development or through in-licensing or other asset acquisitions, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. We may not be successful in developing or commercializing the product candidates we have licensed-in, including the product candidates licensed from ImmuneOnco, or any future product candidate we may acquire or in-license. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we do not achieve our plans and projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones, including in connection with our collaborations. These milestones may include the commencement or completion of, and availability of data from, preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. In particular with respect to expected milestones related to our lead product candidate, SYN-2510, we are setting timelines and making assumptions for a product candidate that we acquired very recently. We have no prior experience developing a bispecific antibody and, accordingly, are making clinical, regulatory, manufacturing and other assumptions related to a bispecific antibody for the first time. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of clinical trials that we conduct, such as the observed decrease in 2022 of rates of successful manufacturing of ITIL-168 that resulted in the decision to voluntarily pause our clinical trials and contributed in part to our decision to ultimately discontinue our ITIL-168 development program, that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In addition, failure to meet projected milestones may negatively impact the trading price of our common stock and our ability to raise additional capital on attractive terms or at all.
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
We may develop SYN-2510, SYN-27M, CoStAR-TIL and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.
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
Risks Related to the Manufacturing of our Product Candidates
Biologics are complex and difficult to manufacture. We intend to rely on ImmuneOnco in China to manufacture clinical supplies of SYN-2510, and we intend to rely on third parties to produce preclinical and clinical supply of other product candidates and commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We currently rely, and expect to continue to rely, on third party manufacturers, including ImmuneOnco to manufacture and to perform quality testing for SYN-2510 as well as our collaborator for the IIT in China to manufacture the CoStAR-TIL Collaboration Product. Reliance on third parties exposes us to risks associated with having reduced control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.

We do not operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates and currently have no supply agreements for the production of any of our product candidates. We have no personnel with experience in manufacturing bispecific antibodies and lack the resources and the capabilities to manufacture any of our product candidates on any scale, including clinical or commercial scale. We currently plan to rely on third parties for supply of our product candidates and for commercial supply if any of our product candidates are approved for sale.

We intend to enter into a supply agreement with ImmuneOnco for supply of SYN-2510 for use in clinical trials. We currently have no agreements with third-party manufacturers for development, validation and manufacturing of SYN-2510 to secure the long-term clinical or commercial supply of SYN-2510 or for any of our other products candidates. We may be unable to secure agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturer’s services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product candidates or any approved products.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers, including ImmuneOnco, entails additional risks, including:

•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible diversion of manufacturing capacity to other customers by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers, including ImmuneOnco, may not be able to comply with current cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, including ImmuneOnco, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, in order to conduct late-stage clinical trials of our product candidates, we will need to have them manufactured in large quantities. Our third-party manufacturers, including ImmuneOnco, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. Moreover, the manufacture of TILs is particularly difficult and complex and we may not achieve any results from the IIT in China given the challenges of TILs manufacturing.

Moreover, if our third-party manufacturers, including ImmuneOnco, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

If the third parties, including ImmuneOnco, that we engage to manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

If our third party manufacturers divert their capacity and/or supply of materials needed for our product candidates, our ability to complete our clinical trials or eventually bring our product candidates to market may be compromised. Further, if manufacturing of our lead product candidate SYN-2510 is transferred from ImmuneOnco to another manufacturer for any reason, loss of any of the knowledge transferred relating to SYN-2510 may cause us to incur additional transition costs or result in delays in the manufacturing of SYN-2510.

We rely on ImmuneOnco for the capability to manufacture our lead product candidate, SYN-2510, as well as SYN-27M, and expect to rely on third party manufacturers for any other product candidates we may develop. We plan to enter into a supply agreement with ImmuneOnco for manufacturing of SYN-2510, and the termination or ImmuneOnco’s breach of such agreement could require us to find an alternative manufacturer for SYN-2510 and delay development and commercialization of SYN-2510. Manufacturing of biological compounds is inherently complex, and shifting manufacturing relationship to another third-party manufacturer takes significant time and resources and may result in higher costs and potential inventory issues. Any failure of ImmuneOnco to adequately transfer knowledge to another manufacturer could have a material adverse effect on our business. In addition, ImmuneOnco’s manufacturing processes may use materials which we may not be able to secure, requiring us to have to develop alternative processes and delay manufacturing.

Our reliance on ImmuneOnco and/or other third party manufacturers exposes us to the risk that such manufacturers may divert their capacity and/or supply of materials needed for our product candidates, compromising our ability to complete our clinical trials or commercialize our product candidates. Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and/or supply of material needed for the manufacture of SYN-2510 or our other product candidates. If our competitors are able to use their resources to secure preferential access to the supply capacity of third party manufacturers, or if third party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of SYN-2510 or any other product candidates may be impacted resulting in significant delays and higher costs for development and commercialization of our products. We may not be able to complete our clinical trials or market our products at scale without stable partnerships with third party manufacturers who produce SYN-2510 or other drug compounds necessary for our product candidates.
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
We face significant competition from other biotechnology and pharmaceutical companies, and from non-profit institutions, which may result in others discovering, developing or commercializing products before or more successfully than we do.
Drug development is highly competitive and subject to rapid and significant technological advancements. There are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of non-small cell lung cancer, triple negative breast cancer and other oncology indications we might target in the future. Further, it is likely that additional drugs will become available in the future for the treatment of our target indications.
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

Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of non-small cell lung cancer (“NSCLC”), and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either as monotherapy or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. Several medications have been approved by FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab and ipilmumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab and ramucirumab. In addition, there are several targeted therapies that have also been approved, including, but not limited to, osimertinib, adagrasib, and alectinib. Beyond currently approved therapies, several potential therapeutics are in various stages of development and clinical trials for the treatment of NSCLC, including late-stage candidates which have recently released Phase III clinical trial data in NSCLC in 2023, such as Daiichi Sankyo and AstraZeneca’s datopotamab deruxetecan and Johnson & Johnson’s amivantamab and lazertinib. Finally, there are candidates in various stages of ongoing clinical trials for

NSCLC, including Daiichi Sankyo and Merck with patritumab deruxtecan and AstraZeneca’s volrustomig, each currently enrolling in Phase III clinical trials.

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
Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors may also have significantly more experience commercializing drugs, particularly antibody-based therapeutics and other biological products, that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.
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
In the ordinary course of our business, we and the third parties upon which we rely may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) proprietary, confidential and sensitive data, including personal data (such as health-related data), data we collect about trial participants in connection with clinical trials, intellectual property sensitive third-

party data and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive information and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.
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

In China, the PRC Data Security Law took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. In addition, the Personal Information Protection Law came into force in November 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

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
Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could seriously harm our business.
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
We do not have a clinical operations team and intend to engage CROs and other third parties to conduct our planned preclinical studies or clinical trials and to monitor and manage data. We expect to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by public health emergencies.
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
We will rely on these parties for execution of our preclinical studies and clinical trials, and generally will not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, MHRA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We currently have two collaborations, both with collaborators based in China. We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we have or may establish may not be favorable to us, and we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
Collaborations involving our product candidates would pose the following risks to us:

•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or other external factors, such as an acquisition, or business combination, that diverts resources or creates competing priorities;
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
•a collaborator with marketing, manufacturing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
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

•collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way that gives rise to actual or threatened litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential liability;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;
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
Risks Related to our Intellectual Property
We depend on our relationship with, and the comprehensiveness of the intellectual property licensed from, ImmuneOnco, and termination of the IO Collaboration Agreement, or issues related to intellectual property could have a material adverse effect on our business.

We depend on the know-how and other intellectual property licensed from ImmuneOnco through the IO Collaboration Agreement for the development and, if approved, commercialization of our lead product candidate, SYN-2510. If the agreement is terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize SYN-2510. The IO Collaboration Agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements, payment obligations, and commercialization. If we are unable to meet our obligations, some or all of our rights under the IO Collaboration Agreement may be restricted or terminated. For example, the IO Collaboration Agreement is revocable in certain circumstances, including in the event we do not achieve certain payment deadlines. Without the patents under this agreement, we will not be able to continue to develop SYN-2510 or SYN-27M.

The IO Collaboration Agreement may be terminated by ImmuneOnco in the event of a material breach by SynBioTx or if SynBioTx defaults in the performance of any of our material obligations under the agreement, and such default continues for 90 days, or with respect to any breach of any undisputed payment obligations, for 60 days. Additionally, our ability to realize the full potential of the IO Collaboration Agreement may be severely limited by factors involving intellectual property rights including:

•whether and to what extent our technology and processes infringe on intellectual property rights of other third parties that are not subject to the IO Collaboration Agreement;
•whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of intellectual property without their authorization;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our compliance with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates;
•ownership of specific intellectual property; and
•the impact on payments and costs associated with commercialization if there is blocking intellectual property in or costs associated with prosecution, maintenance and enforcement under the IO Collaboration Agreement

These issues, if they arise, could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or increase our costs to develop, manufacture and commercialize products under the IO Collaboration Agreement.

If we or our licensors are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our product candidates.
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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Similar reform measures have been considered and adopted at the state level as well. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In-Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in-rights. While march-in-rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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

Further, the standards that the FDA and comparable foreign regulatory authorities use require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the

Oncology Center of Excellence within the FDA has recently advanced Project Optimus, an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflect the demographic representation of patients for whom the medical products are intended.

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
U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. and Chinese governments have taken certain actions that change trade policies, including tariffs that affect certain products which are manufactured in China and mutual exchange of certain types of data. Due to our collaboration with ImmuneOnco, we are reliant on collaborating with a company with significant operations in China. It is unknown whether and to what extent new tariffs, laws or regulations will be adopted that increase the cost or feasibility of importing and/or exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.

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
•delays in or termination of clinical trials, such as the cessation of our ITIL-306 clinical trials and discontinuation of our ITIL-168 clinical program;
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

The stock market in general, and the Nasdaq Stock Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflicts in Ukraine and the Middle East, supply chain disruptions, heightened inflation and interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and potentially worsening global economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
As of November 11, 2024, we had 6,525,887 shares of common stock outstanding.
In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of approximately 2.0 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
Additionally, as of September 30, 2024 the holders of approximately 2.5 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a significant portion of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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

We will have broad discretion in the use of our cash and cash equivalents.
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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine and the Middle East, terrorism or other geopolitical events, and political tensions between the U.S. and China. Sanctions imposed by the United States and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We are funding and expect to fund additional clinical trials in China related to SYN-2510 and SYN-27M, and portions of our future clinical trials may be conducted outside of the United States, and unfavorable political tensions between the U.S. and China could pose risks to our collaborations. Furthermore, unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from a disease outbreak, epidemic or pandemic, or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our collaborators, who are also our manufacturers, as well as our other suppliers, possibly resulting in disruptions to clinical trials for our product candidates and obtaining data therefrom. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

10.1^
First Amendment to Loan Agreement and Omnibus Amendment to Loan Documents dated July 10, 2024 by and among OP USA Debt Holdings II Limited Partnership, Complex Therapeutics LLC and Instil Bio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 13, 2024).

10.2^
First Amendment to Mezzanine Loan Agreement and Omnibus Amendment to Mezzanine Loan Documents dated July 10, 2024 by and among OP USA Debt Holdings II Limited Partnership, Complex Therapeutics Mezzanine LLC and Instil Bio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 13, 2024).

10.3^
Lease dated July 10, 2024 by and between Complex Therapeutics LLC and AstraZeneca Pharmaceuticals LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 13, 2024).

10.4^
License and Collaboration Agreement dated August 1, 2024 by and between ImmuneOnco Biopharmaceuticals (Shanghai) Inc. and SynBioTx, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 13, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

November 13, 2024	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)