Form 10-K
period 2024-12-31
Instil Bio, Inc.
filed 2025-03-04
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $38.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 28, 2024 of $10.29 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,525,887 shares of Common Stock, $0.000001 par value per share	February 28, 2025

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

Part I

Item 1. Business.

Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. We are advancing the development of our lead product candidate, AXN-2510/IMM2510, a bispecific antibody targeting both programmed death-ligand 1, or PD-L1, and vascular endothelial growth factor, or VEGF, in solid tumor cancers, and we seek to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
In August 2024, our wholly owned subsidiary, Axion Bio, Inc. (formerly SynBioTx, Inc.), or Axion Bio, in-licensed certain bispecific antibodies, including AXN-2510 (formerly SYN-2510)/IMM2510 and AXN-27M (formerly SYN-27M)/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4, or CTLA-4, from ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco. AXN-2510/IMM2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco, or the IO Collaboration Agreement, Axion Bio has an exclusive license to research, develop, manufacture and commercialize these product candidates globally, including in the United States, Europe and Japan, excluding mainland China, Hong Kong, Macau and Taiwan, or Greater China. ImmuneOnco retains development and commercialization rights in Greater China.
ImmuneOnco is conducting a Phase 1 open label trial in China of AXN-2510/IMM2510 as monotherapy in patients with advanced solid tumors that have failed prior therapies, including triple-negative breast cancer, or TNBC, squamous non-small cell lung cancer (squamous NSCLC), hepatocellular carcinoma, renal cell carcinoma, and rare solid tumors including soft tissue sarcomas and thymic cancer. As of January 13, 2025, ImmuneOnco announced over 100 patients have been enrolled with AXN-2510/IMM2510 in this clinical trial. The preliminary data reported by ImmuneOnco in the 2024 ASCO abstract as of December 21, 2023 showed:
•33 patients had received IMM2510 at 9 dose levels (0.007-20.0 mg/kg), the median age was 57 years (range 36-74), the median prior line of therapy was 3 (range 1-13), and 27.3% patients received prior anti PD-1/PD-L1 inhibitor therapies.
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
•In 25 response evaluable patients, 3 patients had confirmed partial response (PR): 1 patient with sq-NSCLC (onco-driver gene negative, previous IO treatment failure) at 3 mg/kg with tumor shrinkage 46% and still on the treatment with treatment duration over 20 months; 1 patient with sq-NSCLC at 10 mg/kg with tumor shrinkage about 32% along with treatment duration 9.4 months; 1 patient with thymus adeno-squamous carcinoma (PD-L1 CPS 80) at 20 mg/kg with tumor shrinkage over 53% and still remains on the treatment along with treatment duration 8.1 months. In addition, 7 patients with best objective response stable disease (BOR SD).
•The half-life of IMM2510 in 20.0mg/kg dose group was around 6.8 days. The recommended phase 2 dose (RP2D) was determined by ImmuneOnco to be 20.0 mg/kg.
ImmuneOnco is also conducting a Phase 1b/2 open label clinical trial of AXN-2510/IMM2510 in combination with chemotherapy in patients with advanced/metastatic NSCLC. In January 2025, ImmuneOnco announced that the first patient had been dosed in the safety run in and that it expects to eventually enroll patients with first-line advanced/metastatic NSCLC in this trial.

AXN-27M/IMM27M is an antibody-dependent cellular cytotoxicity-enhanced monoclonal antibody targeting CTLA-4, which has been designed to promote intratumoral regulatory T cell depletion to enhance the efficacy and reduce the toxicity associated with first-generation anti-CTLA-4 antibodies. In 2023, ImmuneOnco completed a first-in-human dose escalation study of AXN-27M/IMM27M in patients with solid tumor cancers in China with 25 patients dosed. ImmuneOnco is currently pursuing cohort expansions of the RP2D in this Phase 1 trial in patients with hormone receptor-positive breast cancer and hepatocellular carcinoma who have failed prior therapy.
ImmuneOnco is also conducting a Phase 1 open label clinical trial in China of AXN-2510/IMM2510 combined with AXN-27M/IMM27M in patients with advanced solid tumors that have failed prior therapies.
Our development efforts are focused on advancing AXN-2510/IMM2510 and we expect to continue to pursue additional promising therapeutic in-licensing or acquisition opportunities. As a result, we are no longer actively pursuing the development of cell therapies, including our proprietary folate receptor alpha co-stimulatory antigen receptor (CoStAR) tumor infiltrating lymphocyte (TIL) cell therapy for the treatment of cancer.

Our Strategy
Our strategy involves the following elements:

•Advance development of AXN-2510/IMM2510. We intend to advance the development of our lead product candidate, AXN-2510/IMM2510, including initiating clinical development of AXN-2510/IMM2510 in patients with advanced/metastatic NSCLC outside of China.
•In-license or acquire additional therapeutic assets. We intend to leverage our network of deep industry relationships and competitive intelligence to identify additional novel therapeutics that may be available for us to license or acquire on commercially attractive terms for development.
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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of bispecific PD-1xVEGF or PD-L1xVEGF antibodies for the treatment of solid tumors. Companies that are developing bispecific PD-1xVEGF or PD-L1xVEGF antibodies include BioNTech SE, Crescent Biopharma, Merck & Co., Inc., Ottimo Pharma and Summit Therapeutics Inc. There are also companies utilizing other therapeutic approaches that may be competitive to our product candidates.
Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our therapies may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our therapies that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.
We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates. Our competitors also may obtain U.S. Food and Drug Administration, or FDA, or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.
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
We actively seek to protect our proprietary technology, inventions, and other intellectual property that is commercially important to the development of our business by a variety of means, such as seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also may rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, strengthen and maintain the strength of our position that may be important for the development of our business. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets, as well as to manufacture and develop novel product candidates. Additional regulatory protection may also be afforded through data exclusivity, market exclusivity and patent term extensions where available.

ImmuneOnco, our collaborator in the development of AXN-2510/IMM2510 and AXN 27M, has an issued patent in the U.S. covering AXN-2510/IMM2510, which expires in 2040. In addition, we and ImmuneOnco are pursuing additional patent applications in the United States and other jurisdictions regarding AXN-2510/IMM2510.
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCPs;
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
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other health care provider transparency laws and regulations. The laws that will affect our operations include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
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

If our significant operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.
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

Since its enactment, there have been amendments to and judicial and congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the second Trump administration will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries, proposed and enacted legislation and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.
The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
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
Facilities

We own a facility in Tarzana, California that is leased to AstraZeneca Pharmaceuticals LP, or AstraZeneca. The facility consists of 128,097 square feet of clinical and commercial manufacturing space. We are evaluating options to potentially sell the facility.
Our headquarters is located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 42,240 square feet of laboratory and office space in Thousand Oaks, California, under a lease that expires in October 2026, and 7,728 square feet of laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2030.
We believe that our current facilities are adequate for our current needs.
Employees and Human Capital Resources

As of December 31, 2024, we had 14 employees, all of whom were full-time. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the clinical development of AXN-2510/IMM2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including AXN-2510/IMM2510, or curtail our planned operations and the pursuit of our growth strategy.
•Our lead product candidate, AXN-2510/IMM2510, as well as our other product candidates, are currently in early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize AXN-2510/IMM2510, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•Biologics are complex and difficult to manufacture. We intend to rely on ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco, in China to manufacture clinical supplies of AXN-2510/IMM2510, and to produce preclinical and clinical supply of other product candidates and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•We have, and we may in the future, engage in strategic transactions to acquire or in-license additional new product candidates or technologies, and we may not be successful in developing and commercializing any product candidates we acquire or in-license, including AXN-2510/IMM2510. The licensing or acquisition of third-party intellectual property rights is competitive, and if we are unable to identify suitable candidates for such transactions on a timely basis or on commercially reasonable terms, it would negatively impact our ability to develop and commercialize product candidates and present significant distractions to our management. The treatable populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $74.1 million and $156.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $655.1 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.
All of our product candidates are in preclinical development or early-stage clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be many years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
•pursue clinical development of AXN-2510/IMM2510 and undertake other development efforts pursuant to the license and collaboration agreement with ImmuneOnco, or IO Collaboration Agreement;
•seek to potentially license-in or otherwise acquire additional new product candidates, as well as potentially initiate and complete clinical trials of new product candidates;
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
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the clinical development of AXN-2510/IMM2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including AXN-2510/IMM2510, or curtail our planned operations and the pursuit of our growth strategy.

Our operations have consumed substantial amounts of cash since inception. Developing our in-licensed product candidates, including AXN-2510/IMM2510, identifying and potentially acquiring or in-licensing additional new product candidates, conducting preclinical testing and clinical trials and developing manufacturing operations for our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, seek to potentially license-in or otherwise acquire additional new product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, build our manufacturing capabilities, and seek marketing approval for any product candidates that successfully complete clinical trials. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities of $115.1 million, which consists of $8.8 million in cash and cash equivalents, $1.8 million of restricted cash and $104.5 million in marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, cost and results of clinical development of AXN-2510/IMM2510 outside of China;
•the scope, progress, cost and results of our collaboration with ImmuneOnco in China;
•the extent to which we develop, in-license or otherwise acquire additional product candidates and technologies for our product candidate pipeline;
•the number and development requirements of product candidates that we may pursue;
•our ability to complete a potential sale of our Tarzana, California facility;
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
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from the ongoing armed conflicts in Ukraine, and in the Middle East, U.S.-China trade and political tensions, heightened inflation and fluctuations in interest rates, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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
We have suffered and in the future could suffer additional losses due to impairment charges, including if we are unsuccessful in completing a sale of our Tarzana, California manufacturing facility, or, if we are successful, the assets being sold for less than our carrying value.
To date, we have recorded significant impairment losses on long-lived assets. Most recently, in the year ended December 31, 2024, we recorded aggregate impairment charges of approximately $7.5 million related to our restructuring plans.
We are evaluating opportunities for a potential sale of our Tarzana, California manufacturing site, which effective July 10, 2024 has been leased to AstraZeneca Pharmaceuticals LP; however, we can provide no assurances that we will successfully sell our Tarzana facility, that we will do so in accordance with our expected timeline or that we will recover its carrying value. The process of pursuing the plan to sell our Tarzana facility may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected. Any potential transactions, and the related valuation, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms.
Risks Related to the Development of our Product Candidates

Our lead product candidate, AXN-2510/IMM2510, as well as our other product candidates, are currently in early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize AXN-2510/IMM2510, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
We currently have no products approved for commercial sale, and all of our product candidates are currently in early-stage development, including our lead product candidate AXN-2510/IMM2510. As an organization, we have no prior experience completing any clinical trials; we have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
We may derive results and data for AXN-2510/IMM2510 and AXN-27M/IMM27M from clinical trials led by ImmuneOnco in China; our role in any such trials and our access to the clinical results and data, will be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.
Pursuant to the IO Collaboration Agreement, we expect to fund clinical trial(s) of AXN-2510/IMM2510 led by ImmuneOnco in China. In addition, ImmuneOnco is pursuing additional clinical trials of AXN-2510/IMM2510 and AXN-27M/IMM27M in China. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. Additional risks include procedural delays, timing issues and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration, or NMPA, with respect to the trials that ImmuneOnco is conducting expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.
Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.
All of our product candidates are in early-stage development and their risk of failure is high. We ultimately ceased our TIL clinical trials after encountering manufacturing and other clinical development challenges and have ceased development of our CoStAR-TIL technology. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
•we or our collaborators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, or other regulatory authorities on our clinical development program, and such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.
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
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had no discussions with the FDA regarding our clinical development of AXN-2510/IMM2510 or regulatory approval for AXN-2510/IMM2510. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate.
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
Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
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
Success in preclinical testing and early stage clinical trials by ImmuneOnco in China does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical studies and initial clinical trials.
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
Interim, “top-line” and preliminary results from our clinical trials that we or our collaborators announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary results from our clinical trials or those of our collaborator, ImmuneOnco. Interim results from clinical trials that we or ImmuneOnco may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary, top-line or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. We and ImmuneOnco also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we and they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we or ImmuneOnco report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
Further, others, including regulatory agencies may not accept or agree with our or ImmuneOnco’s assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular development program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed meaningful by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line or preliminary data that we or ImmuneOnco report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.
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
If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug, the FDA, MHRA, EMA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly. In addition, significant adverse events, or the related suspension or termination of ImmuneOnco’s clinical trial of AXN-2510/IMM2510 or AXN-27M/IMM27M in China, could materially harm our ability to develop these product candidates and may significantly harm our business, financial condition and prospects.
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

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or comparable foreign regulatory agency in a timely manner or at all, or that ImmuneOnco will resolve any issues related to AXN-2510/IMM2510 or AXN-27M/IMM27M adverse events to the satisfaction of the NMPA. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
As an organization, we do not have experience completing clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including AXN-2510/IMM2510.

We are early in our development efforts for our product candidates and will need to successfully complete clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. As an organization, we are early in the process of collaborating with ImmuneOnco on the development of AXN-2510/IMM2510 and AXN-27M/IMM27M and have no experience completing any clinical trial, have limited experience in preparing regulatory submissions and have not previously submitted a BLA or MAA for any product candidate. We do not have a clinical development team. We have no prior experience developing bispecific antibodies and have no experience treating patients with bispecific antibodies. We have had no substantive interactions with the FDA related to AXN-2510/IMM2510 and cannot be certain how many clinical trials of AXN-2510/IMM2510 will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of AXN-2510/IMM2510, or any other product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop, including AXN-2510/IMM2510. Failure to commence or complete, or delays in, our collaboration or planned clinical trials, could prevent us from or delay us in commercializing our product candidates, including AXN-2510/IMM2510.
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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on advancing the development of AXN-2510/IMM2510 for the treatment of non-small cell lung cancer and potentially licensing-in or otherwise acquiring other new product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. For example, before in-licensing AXN-2510/IMM2510, our strategy prioritized development of TIL cell therapy products. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We plan to work with our collaborator, ImmuneOnco, to conduct clinical trials for AXN-2510/IMM2510 and AXN-27M/IMM27M outside the United States, including China, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
Our subsidiary, Axion Bio, Inc. or Axion Bio, is party to a collaboration with ImmuneOnco pursuant to which ImmuneOnco is pursuing clinical trials of AXN-2510/IMM2510 and AXN-27M/IMM27M in China to generate clinical data from patients with certain solid tumor cancers, including of AXN-2510/IMM2510 in non-small cell lung cancer. In addition, we may choose to conduct other clinical trials outside the United States, including in the Australia, Canada, Europe, the United Kingdom or other foreign jurisdictions. The acceptance by the FDA of data from clinical trials conducted in China or any other clinical trial outside the United States may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase 3 clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States, including China, or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We have, and we may in the future, engage in strategic transactions to acquire or in-license additional new product candidates or technologies, and we may not be successful in developing and commercializing any product candidates we acquire or in-license, including AXN-2510/IMM2510.
Our strategy is currently focused on developing AXN-2510/IMM2510, which we in-licensed from ImmuneOnco in August 2024. However, we may seek in the future to engage in additional strategic transactions to in-license or acquire and develop additional therapeutic assets for diseases with significant unmet medical need. We may not be able to continue to identify, in-license or otherwise acquire, and subsequently develop, new product candidates in addition to our current pipeline. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights or assets that we may consider attractive for further development. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, and companies that do not perceive us to be competitor may be reluctant to consider licensing to us given our lack of relevant meaningful experience. In addition, the process of identifying new product candidates and technologies that may be available to acquire or in-license and assessing their potential and value is difficult and time-consuming. Even if we identify suitable candidates to acquire or in-license, negotiating strategic transactions is time-consuming and may distract our management from focusing on developing our other product candidates. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are successful in continuing to build our pipeline, either through internal research and development or through in-licensing or other asset acquisitions, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. We may not be successful in developing or commercializing the product candidates we have licensed-in, including the product candidates licensed from ImmuneOnco, or any future product candidate we may acquire or in-license. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.
If we do not achieve our plans and projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed.
From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones, including in connection with our collaboration with ImmuneOnco. These milestones may include the commencement or completion of, and availability of data from, preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. In particular with respect to expected milestones related to our lead product candidate, AXN-2510/IMM2510, we are setting timelines and making assumptions for a product candidate that we in-licensed very recently. We have no prior experience developing a bispecific antibody and, accordingly, are making clinical, regulatory, manufacturing and other assumptions related to a bispecific antibody for the first time. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In addition, failure to meet projected milestones may negatively impact the trading price of our common stock and our ability to raise additional capital on attractive terms or at all.
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
We may develop AXN-2510/IMM2510, AXN-27M/IMM27M and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.
We may develop the product candidates licensed-in from ImmuneOnco and future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, MHRA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.
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
Risks Related to the Manufacturing of our Product Candidates

Biologics are complex and difficult to manufacture. We intend to rely on ImmuneOnco in China to manufacture clinical supplies of AXN-2510/IMM2510, and to produce preclinical and clinical supply of other product candidates and to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We currently rely, and expect to continue to rely, on third party manufacturers, including ImmuneOnco to manufacture and to perform quality testing for AXN-2510/IMM2510. Reliance on third parties exposes us to risks associated with having reduced control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.
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
We intend to enter into a supply agreement with ImmuneOnco for supply of AXN-2510/IMM2510 for use in clinical trials. We currently have no agreements with third-party manufacturers for development, validation and manufacturing of AXN-2510/IMM2510 to secure the long-term clinical or commercial supply of AXN-2510/IMM2510 or for any of our other products candidates. We may be unable to secure agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturer’s services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product candidates or any approved products.
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

If our third party manufacturers divert their capacity and/or supply of materials needed for our product candidates, our ability to complete our clinical trials or eventually bring our product candidates to market may be compromised. Further, if manufacturing of our lead product candidate AXN-2510/IMM2510 is transferred from ImmuneOnco to another manufacturer for any reason, loss of any of the knowledge transferred relating to AXN-2510/IMM2510 may cause us to incur additional transition costs or result in delays in the manufacturing of AXN-2510/IMM2510.
We rely on ImmuneOnco for the capability to manufacture our lead product candidate, AXN-2510/IMM2510, as well as AXN-27M/IMM27M, and expect to rely on third party manufacturers for any other product candidates we may develop. We plan to enter into a supply agreement with ImmuneOnco for manufacturing of AXN-2510/IMM2510, and the termination or ImmuneOnco’s breach of such agreement could require us to find an alternative manufacturer for AXN-2510/IMM2510 and delay development and commercialization of AXN-2510/IMM2510. Manufacturing of biological compounds is inherently complex, and shifting manufacturing relationship to another third-party manufacturer takes significant time and resources and may result in higher costs and potential inventory issues. Any failure of ImmuneOnco to adequately transfer knowledge to another manufacturer could have a material adverse effect on our business. In addition, ImmuneOnco’s manufacturing processes may use materials which we may not be able to secure, requiring us to have to develop alternative processes and delay manufacturing.
Our reliance on ImmuneOnco and/or other third party manufacturers exposes us to the risk that such manufacturers may divert their capacity and/or supply of materials needed for our product candidates, compromising our ability to complete our clinical trials or commercialize our product candidates. Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and/or supply of material needed for the manufacture of AXN-2510/IMM2510 or our other product candidates. If our competitors are able to use their resources to secure preferential access to the supply capacity of third party manufacturers, or if third party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of AXN-2510/IMM2510 or any other product candidates may be impacted resulting in significant delays and higher costs for development and commercialization of our products. We may not be able to complete our clinical trials or market our products at scale without stable partnerships with third party manufacturers who produce AXN-2510/IMM2510 or other drug compounds necessary for our product candidates.
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
Drug development is highly competitive and subject to rapid and significant technological advancements. There are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of non-small cell lung cancer, triple negative breast cancer, and other oncology indications we might target in the future. Further, it is likely that additional drugs will become available in the future for the treatment of our target indications.
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
Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of non-small cell lung cancer, or NSCLC, and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either as monotherapy or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. Several medications have been approved by FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab and ipilmumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab and ramucirumab. In addition, there are several targeted therapies that have also been approved, including, but not limited to, osimertinib, adagrasib, and alectinib. Beyond currently approved therapies, several potential therapeutics are in various stages of development and clinical trials for the treatment of NSCLC, including late-stage candidates which have recently released Phase III clinical trial data in NSCLC in 2023, such as Daiichi Sankyo and AstraZeneca’s datopotamab deruxetecan and Johnson & Johnson’s amivantamab and lazertinib. Finally, there are candidates in various stages of ongoing clinical trials for NSCLC, including Daiichi Sankyo and Merck with patritumab deruxtecan and AstraZeneca’s volrustomig, each currently enrolling in Phase III clinical trials.
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
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
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
Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. Further, increasing efforts by third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more of our product candidates, if approved, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Our business and operations would suffer in the event we, or the third parties with whom we work, suffer computer system failures, cyberattacks or a deficiency in our or such third parties’ cybersecurity.
In the ordinary course of our business, we, and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) proprietary, confidential and sensitive data, including personal data (such as health-related data), data about trial participants in connection with clinical trials, intellectual property sensitive third-party data and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive information and information technology systems and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email and other functions. We also rely on third parties to provide other products, services or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or in the supply chains of the third parties with whom we work have not been or will not be compromised.
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and could in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts and unsuccessful attempts to impersonate key personnel in email in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. We expend resources or may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware or software, including that of third parties with whom we work), but we have not in the past and may not in the future be able to detect and remediate all vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders (including affected individuals, customers, regulators, and investors) of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we, or a third party with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss and other similar harms.
Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all or that such coverage will pay future claims.
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

In the ordinary course of business, we process personal data and other sensitive information. Our data processing activities subject us to data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.
In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or the CCPA, as amended, applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other states have also passed or are considering comprehensive privacy laws, and similar laws are being considered at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties with whom we work.
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
In China, the PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and other factors. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. In addition, the Personal Information Protection Law governs personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the UK GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, misleading, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf. We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to loss of customers, interruptions or stoppages in our business operations including clinical trials, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
We are currently party to a collaboration with ImmuneOnco and may seek additional collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We currently are party to a collaboration with ImmuneOnco related to our lead product candidate, AXN-2510/IMM2510, as well as AXN-27M/IMM27M. We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we have or may establish may not be favorable to us, and we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
We depend on the know-how and other intellectual property licensed from ImmuneOnco through the IO Collaboration Agreement for the development and, if approved, commercialization of our lead product candidate, AXN-2510/IMM2510. If the agreement is terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize AXN-2510/IMM2510. The IO Collaboration Agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements, payment obligations, and commercialization. If we are unable to meet our obligations, some or all of our rights under the IO Collaboration Agreement may be restricted or terminated. For example, the IO Collaboration Agreement is revocable in certain circumstances, including in the event we do not achieve certain payment deadlines. Without the patents under this agreement, we will not be able to continue to develop AXN-2510/IMM2510 or AXN-27M/IMM27M.
The IO Collaboration Agreement may be terminated by ImmuneOnco in the event of a material breach by Axion Bio or if Axion Bio defaults in the performance of any of our material obligations under the agreement, and such default continues for 90 days, or with respect to any breach of any undisputed payment obligations, for 60 days. Additionally, our ability to realize the full potential of the IO Collaboration Agreement may be severely limited by factors involving intellectual property rights including:
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
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives.
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
Our collaboration with ImmuneOnco subjects us to risks and uncertainties relating to challenged and changing relations between the United States and China.

Political relations between the United States and China are strained. Each country has been enacting sanctions and threatening additional sanctions against the other. The United States Congress has been pursuing potential legislation targeting certain China-based biopharmaceutical companies, and other China-based companies. Additionally, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies, and U.S. laws and regulations affecting biopharmaceutical companies based in or operating in China are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our collaboration with ImmuneOnco, which could harm our business and financial condition.

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
Among policy makers and payors in the United States and elsewhere, there has been significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (ii) expanded the entities eligible for discounts under the 340B drug pricing program; (iii) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (iv) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for individuals with income at or below 133% (as calculated, it constitutes 138%) of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (v) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (vi) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018); (vii) created a new

Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.
There have been amendments to and executive, judicial and congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the current administration will impact the ACA or our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In-Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in-rights. While march-in-rights have not previously been exercised, it is uncertain if that will continue under the new framework.
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our product candidates, if approved, which could have a material adverse effect on our business, financial condition and results of operations. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
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
Our stock price has been and may continue to be very volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the results of our collaboration with ImmuneOnco, the commencement, enrollment or results of our clinical trials of any future clinical trials we may conduct, or changes in the development status of our product candidates;
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
•announcements by our competitors with respect to competing product candidates or new product candidates or technologies, or the results of clinical trials or regulatory decisions;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures, such as our recent strategic reprioritizations and restructurings;
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
•general political and economic conditions, including fluctuations in interest rates; and
•other events or factors, many of which are beyond our control.

The stock market in general, and the Nasdaq Stock Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflicts in Ukraine and the Middle East, supply chain disruptions, heightened inflation and fluctuations in interest rates, recent and potential future international trade disruptions and potentially worsening global economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of approximately 2.0 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options.
Additionally, as of December 31, 2024 the holders of approximately 1.6 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Disruptions at the FDA and other government agencies caused by funding shortages, layoff, shifting priorities under the new administration or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, layoffs and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine and the Middle East, terrorism or other geopolitical events, and political tensions between the U.S. and China. Sanctions imposed by the United States and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We are funding and expect to fund additional clinical trials in China related to AXN-2510/IMM2510 and AXN-27M/IMM27M, and portions of our future clinical trials may be conducted outside of the United States, and unfavorable political tensions between the U.S. and China could pose risks to our collaboration with ImmuneOnco. Furthermore, unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from a disease outbreak, epidemic or pandemic, or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our collaborators, who are also our manufacturers, as well as our other suppliers, possibly resulting in disruptions to clinical trials for our product candidates and obtaining data therefrom. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including reviewing security assessment reports from certain vendors.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our business and operations would suffer in the event we, or the third parties with whom we work, suffer computer system failures, cyberattacks or a deficiency in our or such third parties’ cybersecurity.” and “We are subject to a variety of stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and data security, and our actual or perceived failure to comply with them could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.”

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
The Global Head of IT along with the Chief Financial Officer (“CFO”) are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The CFO is responsible for approving cybersecurity-related budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
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
The Audit Committee receives reports of certain cybersecurity incidents pursuant to the Company’s incident response plan. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties.

We own a manufacturing facility in Tarzana, California and in July 2024, we leased the facility to AstraZeneca. The facility consists of 128,097 square feet of clinical and commercial manufacturing space. We are evaluating options to potentially sell the facility.
Our headquarters is located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 42,240 square feet of laboratory and office space in Thousand Oaks, California, under a lease that expires in October 2026, and 7,728 square feet of leased laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2030.
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
On December 7, 2023, we effected a 1-for-20 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Annual Report on Form 10-K assumes the effect of the reverse stock split.
Holders of our Common Stock

As of February 28, 2025, there were 13 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, our expectations regarding our collaborations and clinical trials, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. We are advancing the development of our lead product candidate, AXN-2510/IMM2510, a bispecific antibody targeting both programmed death-ligand 1, or PD-L1, and the family of vascular endothelial growth factors, or VEGFs, in solid tumor cancers, and we seek to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
In August 2024, our wholly owned subsidiary, Axion Bio, Inc. (formerly SynBioTx, Inc.), or Axion Bio, in-licensed certain bispecific antibodies, including AXN-2510 (formerly SYN-2510)/IMM2510 and AXN-27M (formerly SYN-27M)/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4, or CTLA-4, from ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco. AXN-2510/IMM2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco, or the IO Collaboration Agreement, Axion Bio has an exclusive license to research, develop, manufacture and commercialize these product candidates outside of China, including mainland China, Hong Kong, Macau and Taiwan, or Greater China. ImmuneOnco retains development and commercialization rights in Greater China.
ImmuneOnco is conducting a Phase I open label trial in China of AXN-2510/IMM2510 as monotherapy in patients with advanced solid tumors that have failed prior therapies, including triple-negative breast cancer, or TNBC, squamous NSCLC, hepatocellular carcinoma, renal cell carcinoma, and rare solid tumors including soft tissue sarcomas and thymic cancer. As of January 13, 2025, ImmuneOnco announced over 100 patients have been enrolled with AXN-2510/IMM2510 in this clinical trial.
ImmuneOnco is also conducting a Phase 1 open label clinical trial of AXN-2510/IMM2510 in combination with chemotherapy in patients with advanced/metastatic NSCLC. In January 2025, ImmuneOnco announced that the first patient had been dosed in the safety run-in and that it expects to eventually enroll patients with first-line advanced/metastatic NSCLC in this trial.
AXN-27M/IMM27M is an antibody-dependent cellular cytotoxicity-enhanced monoclonal antibody targeting CTLA-4, which has been designed to promote intratumoral regulatory T cell depletion to enhance the efficacy and reduce the toxicity associated with first-generation anti-CTLA-4 antibodies. In 2023, ImmuneOnco completed a first-in-human dose escalation study of AXN-27M/IMM27M in patients with solid tumor cancers in China with 25 patients dosed. ImmuneOnco is currently pursuing cohort expansions of the RP2D in this Phase 1 trial in patients with hormone receptor-positive breast cancer and hepatocellular carcinoma who have failed prior therapy.
ImmuneOnco is also conducting a Phase 1 open label clinical trial in China of AXN-2510/IMM2510 combined with AXN-27M/IMM27M in patients with advanced solid tumors that have failed prior therapies.
Since inception, we have had significant operating losses. Our net loss was $74.1 million and $156.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $655.1 million. As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities of $115.1 million, which consists of $8.8 million in cash and cash equivalents, $1.8 million of restricted cash and $104.5 million in marketable securities. We expect to continue to incur net losses for the foreseeable future.
Our development efforts are focused on advancing AXN-2510/IMM2510 and we expect to continue to pursue additional promising therapeutic in-licensing or acquisition opportunities. As a result, we are no longer actively pursuing the development of cell therapies, including our proprietary folate receptor alpha CoStAR-TIL cell therapy for the treatment of cancer.
Components of Operating Results
Operating Expenses
In-Process Research and Development
In-process research and development (IPR&D) expenses include IPR&D acquired as part of in-license payments made to ImmuneOnco for which there is no alternative future use and are expensed as incurred.
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
We expect our future research and development expenses to change in line with our clinical development activities for AXN-2510/IMM2510, AXN-27M/IMM27M and other potential business development activities. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:
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
Restructuring and Impairment Charges

Restructuring and impairment charges consist primarily of:
•for the year ended December 31, 2023, asset impairment charges related to our facility in Tarzana;
•for the year ended December 31, 2024, asset impairment charges related to our former leased manufacturing facility in Manchester;
•contract terminations related to our facilities; and
•severance and other employee termination related costs.
As part of a restructuring plan adopted in January 2023, we transitioned clinical manufacturing and trial operations of our former ITIL-306 program to the United Kingdom from the United States, and as a result, in 2023 we reduced our U.S. workforce by approximately 96% and our UK workforce by approximately 42%. Subsequently, in January 2024, we decided to initiate closure of our UK manufacturing and clinical operations, and in September 2024 we decided to close most of our remaining Manchester, UK operations, which resulted in the elimination of the majority of the remaining UK workforce, with the remaining reduction substantially completed by the end of 2024, which collectively we refer to as the 2024 Plan. As a result of the 2024 Plan, we incurred charges of $7.5 million during the year ended December 31, 2024.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts, marketable securities and long-term investments.
Interest Expense
Interest expense consists of interest expense on our debt and amortization of loan origination costs.
Other Rental Income
Other rental income consists primarily of rental income related to our Tarzana manufacturing facility.

Other Expense, Net
Other expense, net consists primarily of derivative financial instrument fair value gain or loss, foreign exchange remeasurement gain or loss, debt extinguishment loss and other expenses and income.
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
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023	$
Operating expenses:
In-process research and development	$10,000	$—	$10,000
Research and development	11,838	39,604	(27,766)
General and administrative	44,210	47,553	(3,343)
Restructuring and impairment charges	7,493	72,012	(64,519)
Total operating expenses	73,541	159,169	(85,628)
Loss from operations	(73,541)	(159,169)	85,628
Interest income	6,987	8,866	(1,879)
Interest expense	(8,992)	(5,209)	(3,783)
Other rental income	4,267	—	4,267
Other expense, net	(2,856)	(575)	(2,281)
Net loss	$(74,135)	$(156,087)	$81,952

In-process Research and Development Expenses
In-process research and development expenses were $10.0 million and nil for the years ended December 31, 2024 and 2023, respectively. The increase was due to:

•$10.0 million in research and development costs related to payments made to ImmuneOnco pursuant to the IO Collaboration Agreement.
Research and Development Expenses
Research and development expenses were $11.8 million and $39.6 million for the years ended December 31, 2024 and 2023, respectively. The net decrease of $27.8 million was primarily due to:
•$12.8 million decrease in costs from reduced headcount, consisting primarily of decreases of $12.3 million in wages and benefits, $0.2 million for other employee-related expenses in relation to our research and development personnel, and $0.8 million in professional services, offset by a $0.5 million increase in stock-based compensation expense due to forfeitures related to our reduction in force in 2023;
•$5.7 million decrease in costs related to research and clinical development activities and our clinical trials resulting from our discontinuation of our ITIL-168 clinical manufacturing activities; and
•$9.3 million decrease in expenses related to facilities, overhead, depreciation, and other expenses due to strategic reductions made in these areas.
The following table shows our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
In-process research and development:
AXN-2510/IMM2510 and AXN-27M/IMM27M	$10,000	$—
Research and development:
AXN-2510/IMM2510 and AXN-27M/IMM27M	1,291	—
Other program expenses (1)	10,547	39,604
Total research and development by program	$11,838	$39,604
Total research and development expenses	$21,838	$39,604
______________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.

General and Administrative Expenses

General and administrative expenses were $44.2 million and $47.6 million for the years ended December 31, 2024 and 2023, respectively. The net decrease of $3.3 million was primarily due to:
•$3.0 million decrease in costs resulting from decreases in headcount and personnel related costs, including a decrease in stock-based compensation expense of $1.4 million; and
•$0.4 million decrease in consulting and professional service costs, mainly consisting of costs of business operations consultants of $0.6 million, offset by an increase of costs of information technology and facility consultants of $0.2 million; offset by
•$0.1 million increase in insurance expense, depreciation, and other office expenses.
Restructuring and Impairment Charges

Restructuring and impairment charges were approximately $7.5 million and $72.0 million for the years ended December 31, 2024 and 2023, respectively. The net decrease of $64.5 million was primarily due to:
•$11.9 million decrease in costs resulting from impairments of assets identified as held for sale;

•$41.5 million decrease due to an impairment on our Tarzana manufacturing facility in 2023, which did not recur in 2024;
•$6.9 million decrease in leased assets impairment charge;
•$2.3 million decrease in leasehold improvement impairment charge; and
•$2.7 million decrease in costs associated with termination of contracts; offset by
•$0.8 million increase in costs consisting of severance payments and benefits continuation costs.
Interest Income, Interest Expense, Other Rental Income and Other Expense, Net
Interest income, interest expense other rental income and other expense, net was $0.6 million of expense and $3.1 million of income for the years ended December 31, 2024 and 2023, respectively. The increase in expense of $3.7 million was primarily due to:
•$1.9 million decrease of interest income related to our investments;
•$0.9 million increase of loss on foreign currency transactions;
•$3.8 million increase of interest expense from our debt; and
•$1.3 million increase of other losses, including changes in fair value and termination of derivative financial instrument and debt extinguishment; offset by
•$4.3 million increase in rental income related to our Tarzana manufacturing facility.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from commercial sales of any product candidates for several years, if ever.
As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities of $115.1 million, which consisted of $8.8 million in cash and cash equivalents, $1.8 million in restricted cash and $104.5 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Prior to our initial public offering, or IPO, we funded our operations primarily through the issuance and sale of convertible preferred stock. From our inception through March 2021, prior to our IPO, we raised net cash proceeds of $380.1 million from the issuance and sale of our convertible preferred stock.
In the first quarter of 2021, we raised net proceeds of $339.0 million in our IPO pursuant to which we sold an aggregate of 920,000 shares of common stock.
In June 2022, our wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and our wholly owned subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Construction Loan Agreements, secured by our Tarzana, California land and building. Construction of the Tarzana facility has been completed and the facility has been leased to AstraZeneca. The initial principal amount of the Construction Loan Agreements was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. During the year ended December 31, 2024, we refinanced the outstanding principal amount under the Construction Loan Agreements and treated it as an extinguishment for accounting purposes. On December 20, 2024, our wholly owned subsidiary, Complex Therapeutics LLC, entered into a Term Loan Agreement and related loan documents with Midland National Life Insurance Company, or the Lender, pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million, or the Loan, to refinance loans secured by the facility in Tarzana, California owned by Complex

Therapeutics LLC. Substantially all of the Loan proceeds were used to repay in full the loans related to the construction and development of the Tarzana facility made pursuant to the Construction Loan Agreements. As of December 31, 2024, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.4 million.
The Loan has a term of two years with a one-year extension option. The extension option is subject to certain conditions being met, including: (a) no potential default or event of default, (b) payment of a 0.35% extension fee and the costs and expenses of Lender incurred in connection with the extension, (c) replenishing of all reserve funds as reasonably determined by Lender, and (d) compliance with minimum debt yield and debt service coverage ratio requirements. The Loan bears interest at a fixed rate of 6.35% per annum, with interest-only payments during the term of the Loan and the principal balance due in full at maturity.
The Loan may be prepaid in whole but not in part. If the Loan is prepaid on or prior to the 12-month anniversary of the Closing Date, a prepayment fee is required (other than in connection with a casualty or condemnation event) to make Lender whole for the interest it would have otherwise earned on the Loan during the first 12 months. There is no prepayment fee due if the Loan is prepaid after the 12-month anniversary of the Closing Date.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. We are evaluating opportunities for a potential sale of our Tarzana facility, which is leased to AstraZeneca, and AstraZeneca has the right of first offer to purchase the Tarzana facility. If we are successful in selling the Tarzana facility, such a transaction could extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, we may not be successful in securing a sale of the Tarzana facility, or at all, and we could utilize our available capital resources sooner than we expect.
We use our cash to fund operations, primarily to fund our business development, research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly as we in-license or acquire product candidates, advance product candidates into later stages of development and conduct clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with acquiring product candidates, and the research, development and commercialization of product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:
•the results of our collaboration with ImmuneOnco and the number and characteristics of any product candidates we develop or acquire;
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
•costs related to our Tarzana facility and our ability to complete a sale of our Tarzana facility;
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
As discussed above, in August 2024, we entered into the IO Collaboration Agreement with ImmuneOnco. Among other things, pursuant to that agreement, Axion Bio paid ImmuneOnco an up-front payment of $10.0 million and prepaid ImmuneOnco $5.0 million in development costs, and has agreed to pay up to $35.0 million in potential near-term payments, as well as up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
We lease operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of December 31, 2024, our future minimum lease payments under committed or non-cancelable lease agreements were $3.0 million.
Until we can generate substantial revenue from sales of our product candidates, if that occurs, we plan to fund our operations through equity offerings, debt financings, or other capital sources. This may include leasing income, strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, fluctuations in interest rates, conflicts in Ukraine and the Middle East, and recent and potential trade wars. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors.”

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Cash used in operating activities	$(55,696)	$(82,029)
Cash provided by investing activities	53,974	41,128
Cash provided by financing activities	1,755	8,082
Net increase (decrease) in cash, cash equivalents, and restricted cash	$33	$(32,819)
Cash Flows from Operating Activities
Cash used in operating activities for the year ended December 31, 2024 was $55.7 million, which consisted of the net loss of $74.1 million and a $12.6 million net change to our net operating assets and liabilities, partially offset by $31.0 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $1.9 million in accrued expenses, accrued restructuring costs, and other current liabilities, a decrease of $1.4 million in operating lease liabilities, a decrease of $0.6 million in accounts payable, and an increase of $0.2 million in prepaid expenses and other current assets, and a decrease of $8.6 million in other long-term assets. The non-cash charges primarily consisted of stock-based compensation of $17.3 million, in-process research and development expenses of $10.0 million, impairment of fixed assets of $4.3 million, impairment of right-of-use assets of $0.8 million and depreciation expense of $3.6 million, offset by accretion on invested securities of $4.3 million and decrease in the fair value of contingent consideration of $3.9 million.
Cash used in operating activities for the year ended December 31, 2023 was $82.0 million, which consisted of the net loss of $156.1 million and a $9.0 million net change to our net operating assets and liabilities, partially offset by $83.1 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $7.8 million in accrued expenses, accrued restructuring costs, and other current liabilities, a decrease of $1.4 million in operating lease liabilities, a decrease of $1.1 million in accounts payable, an increase of $0.2 million in prepaid expenses and other current assets, an increase of $1.5 million in other long-term assets. The non-cash charges primarily consisted of stock-based compensation of $18.2 million, impairment of fixed assets of $60.1 million, impairment of right-of-use assets of $7.7 million and depreciation expense of $4.8 million, offset by accretion on invested securities of $6.8 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the year ended December 31, 2024 was $54.0 million, consisting primarily of $64.1 million of cash provided by marketable securities investments, $0.9 million of cash received from held for sale assets and $0.6 million of cash received from termination of derivative financial instrument, offset by $10.0 million of acquired in-process research and development and $1.6 million from the renewal of our derivative financial instrument.
Cash provided by investing activities for the year ended December 31, 2023 was $41.1 million, consisting primarily of $60.2 million of cash was provided by marketable securities investments and $1.6 million cash received from held for sale assets, offset by $20.7 million of cash used for purchases of property, plant and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2024 was $1.8 million, which was primarily related to net cash proceeds from our Loan of $85.6 million and proceeds from the exercise of stock options of $0.4 million, offset by principal repayments of our Construction Loan Agreements of $82.8 million and Loan agreement closing costs of $1.4 million.
Cash provided by financing activities for the year ended December 31, 2023 was $8.1 million, which was primarily related to net cash proceeds from our Construction Loan Agreements of $8.7 million, offset by Construction Loan Agreements payments of $0.6 million.
Contractual Obligations and Commitments

In December 2024, our wholly owned subsidiary, Complex Therapeutics LLC, entered into the Loan and as of December 31, 2024, the outstanding principal amount under the Loan, was $85.6 million and unamortized debt issuance costs were $1.4 million.
As of December 31, 2024, we had non-cancelable purchase commitments of approximately $2.1 million consisting mainly of operating commitments. Additionally, future minimum lease payments under noncancellable operating leases as of December 31, 2024 totaled $3.0 million, as discussed in Note 8 to the financial statements included elsewhere in this Annual Report.
Under our agreement with a collaborator related to potential investigator-initiated trials in China, we paid $2.6 million and $0.3 million in milestone payments during the year ended December 31, 2024 and 2023, respectively. Upon successful completion of future milestones, we may be required to pay up to $3.4 million for clinical development and related activities.
Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We initially measure a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by us through evaluations of quoted market prices received for other comparable held for sale assets sold by us. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we cease depreciation and report long-lived assets in the line item “assets held for sale” in the consolidated balance sheet. Refer to Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, we depreciate or amortize the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. To date, we have recorded impairment losses on long-lived assets associated with a sustained decrease in our stock price and the Plan for a strategic prioritization of our preclinical and clinical development programs. We recognized a non-cash impairment charge of $0.3 million during 2024 for leasehold improvements and $2.6 million during 2023 for leasehold improvements. The impairment charges were recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
During the year ended December 31, 2023, we determined there were indicators of impairment on our buildings and construction work-in-progress asset groups. As a result, we performed recoverability tests on these groups and concluded these assets’ undiscounted cash flows did not exceed their carrying values. We estimate the fair value of our buildings through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data, such as comparable building sales and occupancy rates. The fair value of our buildings were determined to be $132.1 million, below the carrying value of $173.7 million. This led to an impairment of approximately $41.5 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” The fair value of these assets are classified within Level 2 of the fair value hierarchy.
See Notes 3, 8 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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

Item 8. Financial Statements and Supplementary Data.

INSTIL BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Instil Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Instil Bio, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 4, 2025

We have served as the Company’s auditor since 2020.

INSTIL BIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,805	$9,195
Restricted cash	1,830	1,501
Marketable securities	104,510	141,161
Prepaid expenses and other current assets	9,325	8,902
Total current assets	124,470	160,759
Property, plant and equipment, net	129,406	138,684
Operating lease right-of-use assets	934	2,387
Long-term investments	—	23,161
Other long-term assets	8,757	639
Total assets	$263,567	$325,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$659	$1,212
Accrued expenses and other current liabilities	7,237	9,347
Total current liabilities	7,896	10,559
Contingent consideration	948	4,858
Operating lease liabilities, non-current	1,017	2,877
Loan payable	84,187	81,427
Other long-term liabilities	83	80
Total liabilities	94,131	99,801
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2024, and 2023	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,525,887 and 6,503,913 shares issued and outstanding as of December 31, 2024, and 2023	—	—
Additional paid-in capital	824,780	807,158
Accumulated other comprehensive loss	(228)	(348)
Accumulated deficit	(655,116)	(580,981)
Total stockholders’ equity	169,436	225,829
Total liabilities and stockholders’ equity	$263,567	$325,630

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
In-process research and development	$10,000	$—
Research and development	11,838	39,604
General and administrative	44,210	47,553
Restructuring and impairment charges	7,493	72,012
Total operating expenses	73,541	159,169
Loss from operations	(73,541)	(159,169)
Interest income	6,987	8,866
Interest expense	(8,992)	(5,209)
Other rental income	4,267	—
Other expense, net	(2,856)	(575)
Net loss	(74,135)	(156,087)
Other comprehensive income:
Foreign currency translation	168	(433)
Unrealized (loss) gain on available-for-sale securities, net	(48)	578
Net comprehensive loss	$(74,015)	$(155,942)
Net loss per share, basic and diluted	$(11.39)	$(24.00)
Weighted-average shares used in computing net loss per share, basic and diluted	6,510,138	6,503,913

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	6,503,913	$—	$788,992	$(493)	$(424,894)	$363,605
Stock-based compensation	—	—	18,166	—	—	18,166
Net loss	—	—	—	—	(156,087)	(156,087)
Other comprehensive income	—	—	—	145	—	145
Balance—December 31, 2023	6,503,913	—	807,158	(348)	(580,981)	225,829
Shares of common stock issued in connection with incentive stock plan	21,974	—	365	—	—	365
Stock-based compensation	—	—	17,257	—	—	17,257
Net loss	—	—	—	—	(74,135)	(74,135)
Other comprehensive income	—	—	—	120	—	120
Balance—December 31, 2024	6,525,887	$—	$824,780	$(228)	$(655,116)	$169,436

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(74,135)	$(156,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,257	18,166
Non-cash lease expense	212	640
Foreign exchange remeasurement loss (gain)	275	(680)
Impairment of fixed assets	4,325	60,088
Impairment of right-of-use assets	827	7,724
Change in fair value of contingent consideration	(3,910)	(3,384)
Depreciation	3,610	4,756
In-process research and development expenses	10,000	—
Accretion on invested securities	(4,327)	(6,775)
Non-cash interest expense	962	1,015
Non-cash loss on debt extinguishment	415	—
Change in fair value of derivative financial instrument	1,055	1,147
Loss on disposals of property and equipment	343	377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(221)	(241)
Other long-term assets	(8,630)	1,543
Accounts payable	(556)	(1,129)
Operating lease liabilities	(1,377)	(1,404)
Long-term liabilities	77	(12)
Accrued expenses and other current liabilities	(1,898)	(7,773)
Net cash used in operating activities	(55,696)	(82,029)
Cash flows from investing activities:
Purchase of marketable securities	(134,009)	(301,466)
Maturities of marketable securities	198,100	361,700
Purchases of property, plant and equipment	—	(20,663)
Cash received from held for sale assets	866	1,557
Acquired in-process research and development	(10,000)	—
Cash received from termination of derivative financial instrument	605	—
Purchase of derivative financial instrument	(1,588)	—
Net cash provided by investing activities	53,974	41,128
Cash flows from financing activities:
Proceeds on Construction Loan Agreements	—	8,669
Proceeds from the Loan	85,600	—
Principal payments on Construction Loan Agreements	(82,838)	(587)
Proceeds from exercise of stock options	365	—
Loan agreement closing costs	(1,372)	—
Net cash provided by financing activities	1,755	8,082
Net increase (decrease) in cash, cash equivalents, and restricted cash	33	(32,819)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(94)	(201)
Cash, cash equivalents and restricted cash—beginning of period	10,696	43,716
Cash, cash equivalents and restricted cash—end of period	$10,635	$10,696
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,997	$6,639
The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. The Company is advancing the development of its lead product candidate, AXN-2510 (formerly SYN-2510)/IMM2510, a bispecific antibody targeting both programmed death-ligand 1 (“PD-L1”) and vascular endothelial growth factor (“VEGF”) in solid tumor cancers, and seeks to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
In August 2024, the Company’s wholly owned subsidiary, Axion Bio, Inc. (formerly SynBioTx, Inc.) (“Axion Bio”), in-licensed certain bispecific antibodies, including AXN-2510/IMM2510, and AXN-27M (formerly SYN-27M)/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4 (“CTLA-4”) from ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”). AXN-2510/IMM2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco (the “IO Collaboration Agreement”), Axion Bio has an exclusive license to research, develop, manufacture and commercialize these product candidates globally, including in the United States, Europe and Japan, excluding mainland China, Hong Kong, Macau and Taiwan (“Greater China”). ImmuneOnco retains development and commercialization rights in Greater China.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of contingent consideration payable, assets held for sale, fair value of the Company’s building, contract termination liabilities, and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial Instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and long-term investments. The Company’s cash and cash equivalents are held by two financial institutions in the United States (“U.S.”) and one financial institution in the United Kingdom (“UK”), which management believes to be financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions. At times, the Company’s deposits held in the U.S. and UK may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. During the years ended December 31, 2024 and 2023, the Company has not experienced any credit losses in such accounts or marketable securities.

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
Reverse Stock Split
Effective December 7, 2023, the Company effected a 1-for-20 reverse stock split of its outstanding shares of common stock. Where applicable, all share and per share amounts in these consolidated financial statements have been adjusted to reflect the effect of the reverse stock split.
Segments
Operating segments are identified as components of an entity for which separate discrete financial information is available and that is regularly reviewed by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one operating segment. See Note 3 for further information.
Cash, Cash Equivalents, Restricted Cash, Marketable Securities, and Long-Term Investments
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.
Restricted cash consists of a cash reserve which serves as collateral for the Company’s Construction Loan Agreements (as defined in Note 8) during the year ended December 31, 2023 and the Loan (as defined in Note 8) during the year ended December 31, 2024 on the consolidated balance sheet as of December 31, 2024. There was $1.8 million and $1.5 million restricted cash as of December 31, 2024 and 2023, respectively, on the consolidated balance sheet.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of December 31, 2024 and 2023, marketable securities consisted of U.S. Treasury bills.
The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the consolidated balance sheets and a realized loss within other expense in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, there were no impairment losses for the investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$8,805	$9,195
Restricted cash	1,830	1,501
Cash, cash equivalents and restricted cash	$10,635	$10,696

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

Laboratory equipment	5 years
Manufacturing equipment	5 years
Office and computer equipment	3 years
Buildings	35 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

The Company owns land and buildings and, as described in Note 4, the clinical and commercial manufacturing building has been completed and has been leased. See Note 8 for details. A variety of costs were incurred in the development of a property. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The capitalized costs include pre-construction costs essential to the development of the property, development costs, and construction costs. When the Tarzana development project was completed and available for occupancy, the Company ceased capitalization of costs other than costs to improve the functionality or extend the useful lives of property, plant and equipment included as part of the project. During the year ended December 31, 2024 and 2023, the Company recorded a building impairment of zero and $41.5 million, respectively, recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 4 for more information.
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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item “assets held for sale” in its consolidated balance sheet. To date, the Company has recorded impairment losses on assets held for sale associated with the Plan as defined below in Note 13. During the years ended December 31, 2024 and 2023, the Company recognized non-cash impairment charges for assets held for sale of $4.3 million and $16.3 million, respectively. The non-cash impairment charge was recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less costs to sell. To date, the Company has recorded impairment losses on long-lived assets associated with a sustained decrease in the Company’s stock price and in connection with the Plan as defined below in Note 13. The Company recognized a non-cash impairment charge of $0.3 million during the year ended December 31, 2024 and $2.6 million during the year ended December 31, 2023 related to leasehold improvements. Additionally, the Company recognized impairment charges of $41.5 million for the year ended December 31, 2023 relating to the Tarzana facility. These impairment charges were recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Notes 8 and 13 for more information.
Grant Proceeds
The Company receives government grants in the UK for the furtherance of certain research and development projects. Grant proceeds are recognized when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant proceeds are classified as a reduction of research and development expenses. For each of the years ended December 31, 2024 and 2023, $0.1 million of grant proceeds were recognized in research and development expenses on the Company’s consolidated statements of operations and comprehensive loss.
Research and Development Expenses
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
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2024 and 2023, comprehensive loss consists of foreign currency translation adjustments and unrealized loss on available-for-sale securities net of tax.
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
Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability. Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Lease costs for the Company’s operating leases are recognized on a straight-line basis within operating expenses over the lease term. The Company’s lease agreements may contain non-lease components such as common area maintenance, operating expenses or other costs, which are expensed as incurred for all classes of assets. The Company’s leases do not contain any residual value guarantees. See Note 8 for further information below.
Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on December 31, 2024. See Note 3 for further information.
Recent Accounting Pronouncements Not Yet Adopted

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
In November 2024, the FASB issued ASU no. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU 2024-03 on its consolidated financial statements and related disclosures.
A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on the Company’s consolidated financial statements.
3. Segment Reporting

The Company manages its business activities on a consolidated basis and has one reportable segment relating to the research and development of its novel therapies. The Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”), is responsible for the overall supervision, direction, and management of the business and its officers.
The CODM reviews net loss, as reported in the consolidated statement of operations and comprehensive loss, as well as the progress of the Company’s program(s). The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented. The accounting policies of the segment are the same as those described in Note 2.

The following table is a summary of the segment loss, including significant segment expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
In-process research and development	$10,000	$—
AXN-2510/IMM2510 and AXN-27M/IMM27M	1,291	—
Other program expenses(1) (2)	9,901	35,567
General and administrative(1)	41,246	46,834
Restructuring charges	7,493	72,012
Depreciation	3,610	4,756
Interest income	(6,987)	(8,866)
Interest expense	8,992	5,209
Other (income) expense, net	(1,411)	575
Segment and consolidated net loss	$74,135	$156,087
______________________________________________________________
(1)    Depreciation expense is removed from both “General and administrative” and “Other program expense” and is disclosed separately.
(2)    Other program expenses consist of costs related to the Company’s past development of its CoStAR-TIL technology.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets, recognized on the consolidated balance sheets is as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$130,340	$133,974
United Kingdom	$—	$7,097
4. Balance Sheet Components

Prepaid and other current assets
Prepaid and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid general and administration	$1,316	$1,033
Prepaid research and development	4,146	300
Tax-related receivable	2,622	3,643
Prepaid contract research organization expenses	282	1,322
Other current assets	959	2,604
Total prepaid and other current assets	$9,325	$8,902

Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Land	$31,243	$31,243
Laboratory equipment	—	8,291
Buildings	102,433	102,433
Office and computer equipment	509	831
Leasehold improvements	—	1,424
Manufacturing equipment	—	2,017
Total property, plant and equipment, gross	134,185	146,239
Less: accumulated depreciation	(4,779)	(7,555)
Total property, plant and equipment, net	$129,406	$138,684

Depreciation expense was $3.6 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively, in the consolidated statements of operations and comprehensive loss.

The Company capitalized interest of nil and $2.4 million during the years ended December 31, 2024 and 2023, respectively, related to qualifying expenditures for construction work-in-progress for the Company’s Tarzana manufacturing facility.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$2,691	$1,026
Accrued operational expenses	582	1,412
Accrued restructuring costs	2,073	3,136
Accrued research, development and clinical trial expenses	209	1,833
Operating lease liabilities, current	1,682	1,750
Other current liabilities	—	190
Total accrued expenses and other current liabilities	$7,237	$9,347
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,632	$—	$—	$5,632
U.S. Treasury bills	—	104,510	—	104,510
Total	$5,632	$104,510	$—	$110,142
Financial Liabilities
Contingent consideration	$—	$—	$948	$948

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,684	$—	$—	$5,684
U.S. Treasury bills	—	164,322	—	164,322
Derivative financial instrument	—	1,055	—	1,055
Total	$5,684	$165,377	$—	$171,061
Financial Liabilities
Contingent consideration	$—	$—	$4,858	$4,858

There were no transfers in or out of Level 1, 2 and 3 measurements for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were no securities within Level 3 of the fair value hierarchy. The derivative financial instrument above relates to the interest rate swap discussed in Note 8, and is included in prepaid expenses and current assets in the consolidated balance sheets.
As of December 31, 2024 and 2023, the fair value of the Company’s Loan (as defined in Note 8) was $84.7 million and $72.3 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Level 3 Financial Liabilities
Fair value, beginning balance as of December 31, 2022	$8,242
Change in fair value	(3,384)
Fair value, ending balance as of December 31, 2023	4,858
Change in fair value	(3,910)
Fair value, ending balance as of December 31, 2024	$948

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

During the year of acquisition, the Company determined the fair value of the contingent consideration by probability weighting scenarios of milestone achievements to determine the expected future contingent consideration payment, discounted to present value using an 8% discount rate based on the Company’s pre-tax cost of debt on the acquisition date. The probability of payments ranged from 0% to 5% and the timing of future payments ranged from 2026 to 2028. Determinations of the likelihood of milestone achievements, which trigger payouts related to the contingent consideration, as well as the probabilities for various scenarios used in the Company’s calculations, were based on internal unobservable projections.

During the years ended December 31, 2024 and 2023, the change of fair value related to the contingent consideration was due to the discontinuation of the ITIL-306-202 development program, the change in present value for the passage of time, as well as expected dates and probabilities of milestone achievement revisions.
6. Financial Instruments

Marketable securities and long-term investments classified as available-for-sale on December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$104,445	$99	$(34)	$104,510

	December 31, 2023
	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$141,075	$86	$—	$141,161
U.S. Treasury bills	Between one and two years	23,134	27	—	23,161
		$164,209	$113	$—	$164,322

As of December 31, 2024 and 2023, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of December 31, 2024 and 2023, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $104.5 million of marketable securities classified as available-for-sale as of December 31, 2024. There were $141.2 million of marketable securities and $23.2 million of long-term investments maturing in less than two years classified as available-for-sale as of December 31, 2023.
7. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, Axion Bio and ImmuneOnco entered into the IO Collaboration Agreement pursuant to which Axion Bio in-licensed certain bispecific antibodies, including AXN-2510/IMM2510 and AXN-27M/IMM27M, from ImmuneOnco. Pursuant the IO Collaboration Agreement, Axion Bio paid ImmuneOnco a $10.0 million upfront payment and prepaid ImmuneOnco $5.0 million in development costs in the year ended December 31, 2024. ImmuneOnco is eligible to receive additional potential near-term payments of up to

$35.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.

The expenses recognized in connection with the IO Collaboration Agreement were $10.0 million for the year ended December 31, 2024, recorded as a component of In-process research and development on the consolidated statements of operations and comprehensive loss. As of December 31, 2024, no additional milestones had been accrued as the underlying contingencies had not yet been resolved.
8. Commitments and Contingencies
Leases
Company as a Lessee: Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Thousand Oaks, California, Dallas, Texas, and Alderley Park in the United Kingdom. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that predominately require the Company to provide a security deposit, while certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use asset or lease liability as they are not reasonably certain to be exercised. Certain leases have leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. Such improvements incurred by the Company will revert to the landlord at the expiration of the lease and will be removed from Company’s consolidated balance sheets.
The Company’s lease costs consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$1,315	$2,185
Variable lease cost	801	1,170
Total lease cost	$2,116	$3,355

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$2,279	$2,308

The following table summarizes the Company’s lease assets and liabilities (in thousands):

	December 31,
	2024	2023
Operating lease right-of-use assets	$934	$2,387
Current operating lease liabilities	$1,682	$1,750
Non-current operating lease liabilities	$1,017	$2,877

The following table summarizes other supplemental information related to the Company’s lease obligations:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	1.70	2.60
Weighted-average discount rate	6.75%	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

December 31, 2024
2025	$1,817
2026	1,219
Total future lease payments	3,036
Less: imputed interest	337
Total lease liability balance	2,699
Less: current portion of operating lease liabilities	1,682
Total operating lease liabilities, non-current	$1,017

During the years ended December 31, 2024 and 2023, the Company evaluated its remaining right-of-use assets for impairment, as the Plan (as defined below in Note 13) has resulted in a cessation of use for several locations. The Company determined these assets were impaired, and has recognized an impairment loss of $0.8 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively, which are recorded in the line item “restructuring and impairment charges” in the consolidated statements of operations and comprehensive loss.
Company as a Lessor: Tarzana Facility Lease with AstraZeneca
On July 10, 2024, Complex Therapeutics LLC entered into a lease with AstraZeneca Pharmaceuticals LP (“Tenant”) (the “Lease”) pursuant to which the Tenant is leasing the Company’s facility located in Tarzana, California. The Lease has an initial term of approximately 15 years, beginning on July 10, 2024 and ending on July 31, 2039, with Tenant having two consecutive options to extend the term for a five-year period each and a one-time option to terminate the Lease on the tenth anniversary of the commencement of the Lease, which, if exercised, obligates Tenant to pay Complex Therapeutics LLC a termination fee. The initial base rent is $0.6 million per month ($7.5 million annually) and the base rent will escalate by 3% per annum. Tenant is also required to pay certain operating expenses and tax expenses as additional rent. There is rent abatement during the first year of the Lease such that Tenant will pay no rent or reduced rent during this period. Tenant also has a right of first offer to purchase the premises that are subject to the Lease.
The Lease is classified as an operating lease and revenue is recognized on a straight-line basis and will be recorded within the consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations. Rental income related to the operating lease was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Rental income	$4,267	$—
Approximate future straight-lined contractual lease income to be recognized under a non-cancelable operating lease in effect as of December 31, 2024, are as follows (in thousands):

December 31, 2024
2025	$8,968
2026	8,968
2027	8,968
2028	8,968
Thereafter	94,910
Total	$130,782
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
Debt
In June 2022, the Company’s wholly owned subsidiary, Complex Therapeutics Mezzanine LLC, and the Company’s wholly owned subsidiary, Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan (together, the “Construction Loan Agreements”) secured by its Tarzana, California land and building. The initial principal amount of the Construction Loan Agreements was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. Construction had been completed, and on July 10, 2024, Complex Therapeutics LLC entered into the Lease. The Construction Loan Agreements were guaranteed by the Company and secured by the Property, and bears interest at the one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company discontinued capitalizing interest in June 2023 as the building was substantially complete at such time. During the year ended December 31, 2024, the Company refinanced the outstanding principal amount under the Construction Loan Agreements and treated it as a loan extinguishment for accounting purposes and recorded the $0.4 million of unamortized debt issuance costs associated with the Construction Loan Agreement as a loss on debt extinguishment recognized in other expense, net in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. On December 20, 2024, Complex Therapeutics LLC, entered into a Term Loan Agreement (the “Loan”) and related loan documents with Midland National Life Insurance Company (the “Lender”), pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million to refinance loans secured by the facility in Tarzana, California owned by Complex Therapeutics LLC. Substantially all of the Loan proceeds were used to repay in full the loans related to the construction and development of the Tarzana facility made pursuant to the Construction Loan Agreements. As of December 31, 2024, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.4 million.

The Loan has a term of two years with a one-year extension option. The extension option is subject to certain conditions being met, including: (a) no potential default or event of default, (b) payment of a 0.35% extension fee and the costs and expenses of Lender incurred in connection with the extension, (c) replenishing of all reserve funds as reasonably determined by Lender, and (d) compliance with minimum debt yield and debt service coverage ratio requirements. The Loan bears interest at a fixed rate of 6.35% per annum, with interest-only payments during the term of the Loan and the principal balance due in full at maturity.
The Loan may be prepaid in whole but not in part. If the Loan is prepaid on or prior to the 12-month anniversary of the Closing Date, a prepayment fee is required (other than in connection with a casualty or condemnation event) to make Lender whole for the interest it would have otherwise earned on the Loan during the first 12 months. There is no prepayment fee due if the Loan is prepaid after the 12-month anniversary of the Closing Date.
The net carrying amount of the liability component of the debt was as follows (in thousands):

	December 31,
	2024	2023
Principal amount	$85,600	$82,837
Unamortized debt issuance cost	(1,413)	(1,410)
Net carrying amount	$84,187	$81,427

The following table sets forth the interest expense recognized related to the debt (in thousands):

	Year Ended December 31,
	2024	2023
Contractual interest expense	$7,997	$4,214
Amortization of debt issuance cost	995	995
Total interest expense related to the Debt	$8,992	$5,209
Indemnifications
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. No liability associated with such indemnifications was recorded as of December 31, 2024 and 2023.
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services from third parties for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred. As of December 31, 2024 and 2023, the Company had $0.1 million and zero outstanding liabilities, respectively, in commitments for employee benefits as part of the Plan. As of December 31, 2024 and 2023, the Company had $1.9 million and $3.1 million, respectively, in commitments for contract terminations as part of the Plan. (see Note 13).
The Company entered into an agreement in 2023 with a third-party collaborator related to the development of the Company’s CoStAR-TIL technology. Milestone payments of $2.6 million and $0.3 million were made during the year ended December 31, 2024 and 2023, respectively, and were recorded within research and development expense in the consolidated statements of operations and comprehensive loss.
9. Equity

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

As of December 31, 2024 and 2023, the Company had 6,525,887 and 6,503,913 shares of common stock outstanding, respectively.

Preferred Stock

The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of December 31, 2024 and 2023 there were no shares of preferred stock issued or outstanding.
10. Stock-Based Compensation

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

As of December 31, 2024, 512,993 shares of common stock remained available for issuance under the 2021 Plan.

The following summarizes option activity under the 2021 Plan as of December 31, 2024:

	Shares Available for Grant	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2022	405,233	1,053,997	$112.25	7.22	$711
Additional shares authorized	—
Options granted(1)	(271,921)	271,921	$12.68
Options forfeited	526,296	(526,296)	$97.80
Options exercised	—	—	$—
Balance, December 31, 2023	659,608	799,622	$87.90	7.18	$101
Additional shares authorized	325,196
Options granted(1)	(546,800)	546,800	$29.19
Options forfeited	74,989	(74,989)	$132.63
Options exercised	—	(21,974)	$16.64
Balance, December 31, 2024	512,993	1,249,459	$60.78	7.31	$4,827
Exercisable, December 31, 2024		642,832	$81.70	5.77	$1,972
Vested and expected to vest, December 31, 2024		642,832	$81.70	5.77	$1,972
______________________________________________________________
(1)    Includes zero and 4,796 stock options during the years ended December 31, 2024 and 2023, respectively, subject to only performance conditions.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. There were 21,974 and zero stock options exercised during the years ended December 31, 2024 and 2023, respectively. The aggregate intrinsic value of stock options exercised was $0.1 million and zero during the years ended December 31, 2024 and 2023, respectively. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023, was $22.85 and $8.74 per share, respectively.

The following table sets forth stock-based compensation included in the Company’s statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expense	$2,066	$1,549
General and administrative expense	15,191	16,617
Total stock-based compensation expense	$17,257	$18,166

As of December 31, 2024 and 2023, there was $16.6 million and $22.4 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.25 years and 1.39 years, respectively.

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2024			2023
Expected term (in years)	5.27	—	6.08	5.28	—	6.08
Expected volatility	86.92%	—	100.06%	76.19%	—	77.56%
Risk-free interest rate	3.53%	—	4.57%	3.54%	—	4.01%
Fair value of common stock	$10.50	—	$66.10	$11.18	—	$15.20
Expected dividend yield	—%			—%

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

Performance Awards
During the years ended December 31, 2024 and 2023, zero and 4,796 stock options were granted to both employees and non-employees based upon performance conditions and strategic transactions. As of December 31, 2023, the 2023 performance grants were expected to be recognized over a weighted average period of 0.37 years. A strategic transaction has been defined as (a) a change in control, or (b) certain corporate and business goals specific to the employee’s performance or employment agreement. Stock-based compensation expense related to awards where performance conditions were achieved for the year ended December 31, 2024 was zero. As of December 31, 2024 and 2023, the Company had zero and $5.1 million of unrecognized compensation cost relating to these performance awards, calculated using the accelerated attribution method and the grant date fair value of the awards, respectively.
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

11. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2024	2023
Stock options to purchase common stock	1,249,459	799,622
Total	1,249,459	799,622
12. Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(60,382)	$(144,570)
Foreign	(13,753)	(11,517)
Loss before income taxes	$(74,135)	$(156,087)

The company has nil income tax expense for both Domestic and Foreign jurisdictions for the years ended December 31, 2024 and 2023.

The following table presents a reconciliation of the Company’s statutory federal income tax rate and effective tax rate:

	Year Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
Stock-based compensation	(6.7)%	(1.8)%
Permanent differences and other	0.3%	0.8%
Statutory tax rate differences	4.4%	3.4%
Change in valuation allowance	(19.0)%	(23.4)%
Total	—%	—%

The components of deferred tax liabilities consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$95,773	$88,408
Research and development credits	4,915	4,915
Accrued compensation and benefits	646	107
Stock-based compensation	2,008	3,570
Capitalized research and development	20,920	19,432
Other temporary differences	10,201	8,279
Intangible assets	2,841	97
Fixed assets	4,827	1,496
Other	426	335
Total gross deferred tax assets	142,557	126,639
Less: valuation allowance	(141,367)	(126,639)
Total deferred tax assets, net	1,190	—
Deferred tax liabilities:
Rent receivable	(1,190)	—
Total gross deferred tax liabilities	(1,190)	—
Net deferred tax assets (liabilities)	$—	$—

The components of unrecognized tax benefits consist of the following (in thousands):

Balance at December 31, 2023	$2,339
Additions in 2024	—
Balance at December 31, 2024	$2,339

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. The Company does not believe it is more likely than not that the deferred tax assets will be realized, and accordingly, the valuation allowance increased $14.7 million for the year ended December 31, 2024. As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of $348.3 million, which will carryforward indefinitely, but may only offset 80% of the Company’s taxable income. This limitation on the net operating loss may require the Company to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. In addition, the Company has $132.3 million of California net operating loss carryforwards available to reduce future state taxable income as of the year ended December 31, 2024. The state net operating loss carryforwards will begin to expire, if not utilized, in 2043.

The Company has R&D credits of $4.1 million, and $3.7 million for federal and California, respectively, as of December 31, 2024. The federal R&D credits expire in 2042 and the California R&D credits carryforward indefinitely.
The Company files income tax returns in the U.S. federal jurisdiction, various states where the Company has employees and/or significant business activities, and the United Kingdom. As of December 31, 2024, the Company’s federal and state returns through 2021 are still open to examination. The UK returns starting from 2023 are open to examination. The Company had uncertain tax positions as of December 31, 2023 of $2.3 million and this balance remained unchanged during December 31, 2024. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months. The Company had no accrued interest or penalties related to uncertain tax positions as of December 31, 2024.
The Company has not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, are not anticipated to impact the Company’s effective tax rate.
13. Corporate Restructuring Plan

In January 2023, the Board of Directors approved a restructuring plan (referred to as the “2023 Plan”) and the Company announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to its operations in Manchester, UK and stopped recruiting for the ITIL-306 clinical trial.
In January 2024, the Board of Directors approved a comprehensive restructuring plan, which included the closure of the Company’s UK manufacturing facility and clinical trial operations. In September 2024, the Board of Directors approved additional UK restructuring actions, which resulted in the elimination of the majority of the remaining UK workforce in the fall of 2024, with the remaining reduction and restructuring activities substantially completed by the end of 2024. Collectively, these actions are referred to as the “2024 Plan.”
The 2023 Plan and 2024 Plan are collectively referred to as the “Plan.”
Restructuring and Impairment Charges
As a result of the Plan, the Company recorded charges of $7.5 million and $72.0 million within the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the years ended December 31, 2024 and 2023, respectively.
These charges relate to asset impairments, contract terminations, severance payments and other employee-related costs incurred. The following table summarizes the restructuring and impairment charges by category (in thousands):

	Year Ended December 31,
	2024	2023
Asset impairment for leasehold improvements	$343	$2,644
One-time employee termination benefits	2,721	1,844
Building and construction work in progress impairment	—	41,542
Contract terminations	(723)	1,987
Right-of-use asset impairment	827	7,724
Impairment of long-lived assets held for sale	4,325	16,271
Total restructuring and impairment charges	$7,493	$72,012

Restructuring Liability

As a result of the Plan, the restructuring liability was recorded in the consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the year ended December 31, 2024, the Company paid $2.9 million of restructuring costs, and expects to pay the remainder of the restructuring costs by the first quarter of 2025. The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2023	$—	$3,136	$3,136
Additions, net	2,420	733	3,153
Payments	(2,289)	(578)	(2,867)
Adjustments	—	(1,349)	(1,349)
Total restructuring liability as of December 31, 2024	$131	$1,942	$2,073
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in

its 2013 Internal Control - Integrated Framework. Based on its assessment, our management has concluded that our internal over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent public accounting firm as allowed by Section 404(b) of the Sarbanes-Oxley Act, as amended by Section 103 of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections captioned “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2025, or the 2025 Proxy Statement, and is incorporated in this report by reference.
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
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Report. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation.

The information required by this Item will be set forth under the sections captioned “Executive Compensation” and “Director Compensation” in the 2025 Proxy Statement and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the 2025 Proxy Statement and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the sections captioned “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” in the 2025 Proxy Statement and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth under the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated in this report by reference.

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
4.2
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

10.6*+
Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 21, 2024).

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

10.9+
Retention Bonus Agreement, by and between the Registrant and Bronson Crouch, dated as of February 12, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on May 10, 2024).

10.10+
Retention Bonus Agreement, by and between the Registrant and Sandeep Laumas, M.D., dated as of February 12, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on May 10, 2024).

10.11^
Lease dated July 10, 2024 by and between Complex Therapeutics LLC and AstraZeneca Pharmaceuticals LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 13, 2024).

10.12^
License and Collaboration Agreement dated August 1, 2024 by and between ImmuneOnco Biopharmaceuticals (Shanghai) Inc. and SynBioTx, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 13, 2024).

10.13*^	Term Loan Agreement, by and between Complex Therapeutics LLC and Midland National Life Insurance Company, dated December 20, 2024.
10.14*^	Recourse Indemnity Agreement, by and between the Registrant and Midland National Life Insurance Company, dated December 22, 2024.
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (Included in signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*+	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 21, 2024).
101
The following financial information from Instil Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

INSTIL BIO, INC.

March 4, 2025	By:	/s/ Bronson Crouch
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bronson Crouch	Chief Executive Officer and Chairman	March 4, 2025
Bronson Crouch	(Principal Executive Officer)

/s/ Sandeep Laumas, M.D.	Chief Financial Officer and Chief Business Officer	March 4, 2025
Sandeep Laumas, M.D.	(Principal Financial and Accounting Officer)

/s/ Gwendolyn Binder, Ph.D.	Director	March 4, 2025
Gwendolyn Binder, Ph.D.

/s/ Neil Gibson, Ph.D.	Director	March 4, 2025
Neil Gibson, Ph.D.

/s/ George Matcham, Ph.D.	Director	March 4, 2025
George Matcham, Ph.D.

/s/ R. Kent McGaughy, Jr.	Director	March 4, 2025
R. Kent McGaughy, Jr.