Form 10-Q
period 2025-03-31
Instil Bio, Inc.
filed 2025-05-13
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,559,927 shares of Common Stock, $0.000001 par value per share	May 9, 2025

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15,366	$8,805
Restricted cash	960	1,830
Marketable securities	88,287	104,510
Prepaid expenses and other current assets	2,555	9,325
Assets held for sale	112,096	—
Total current assets	219,264	124,470
Property, plant and equipment, net	162	129,406
Operating lease right-of-use assets	763	934
Long-term investments	7,189	—
Other long-term assets	10,071	8,757
Total assets	$237,449	$263,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$659
Accrued expenses and other current liabilities	6,943	7,237
Total current liabilities	7,229	7,896
Contingent consideration, net of current portion	948	948
Operating lease liabilities, non-current	48	1,017
Loan payable	84,227	84,187
Other long-term liabilities	85	83
Total liabilities	92,537	94,131
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,558,927 and 6,525,887 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	—	—
Additional paid-in capital	828,679	824,780
Accumulated other comprehensive loss	(451)	(228)
Accumulated deficit	(683,316)	(655,116)
Total stockholders’ equity	144,912	169,436
Total liabilities and stockholders’ equity	$237,449	$263,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$5,371	$7,256
General and administrative	9,109	12,424
Restructuring and impairment charges	16,082	4,275
Total operating expenses	30,562	23,955
Loss from operations	(30,562)	(23,955)
Interest income	1,175	2,062
Interest expense	(1,098)	(1,981)
Other rental income	2,242	—
Other income (expense), net	43	(428)
Net loss	(28,200)	(24,302)
Other comprehensive loss:
Foreign currency translation	(159)	44
Unrealized loss on available-for-sale securities, net	(64)	(259)
Net comprehensive loss	$(28,423)	$(24,517)
Net loss per share, basic and diluted	$(4.32)	$(3.74)
Weighted-average shares used in computing net loss per share, basic and diluted	6,532,658	6,503,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2024	6,525,887	$—	$824,780	$(228)	$(655,116)	$169,436
Shares of common stock issued in connection with incentive stock plan	33,040	—	404	—	—	404
Stock-based compensation	—	—	3,495	—	—	3,495
Net loss	—	—	—	—	(28,200)	(28,200)
Other comprehensive loss	—	—	—	(223)	—	(223)
Balance - March 31, 2025	6,558,927	$—	$828,679	$(451)	$(683,316)	$144,912

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2023	6,503,913	$—	$807,158	$(348)	$(580,981)	$225,829
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(24,302)	(24,302)
Other comprehensive loss	—	—	—	(215)	—	(215)
Balance - March 31, 2024	6,503,913	$—	$811,673	$(563)	$(605,283)	$205,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,200)	$(24,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,495	4,515
Non-cash lease expense	71	(40)
Foreign exchange remeasurement (loss) gain	(223)	163
Impairment of property, plant and equipment	16,569	2,534
Impairment of right-of-use assets	—	187
Change in fair value of contingent consideration	—	97
Depreciation	498	993
Accretion on invested securities	(236)	(1,149)
Non-cash interest expense	212	252
Change in fair value of derivative financial instrument	—	246
Impairment of leasehold improvement	—	292
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,482	1,339
Other long-term assets	(1,312)	(197)
Accounts payable	(376)	20
Operating lease liabilities	(163)	(200)
Accrued expenses and other current liabilities	(1,012)	858
Net cash used in operating activities	(4,195)	(14,392)
Cash flows from investing activities:
Purchase of marketable securities	(38,194)	(50,657)
Maturities of marketable securities	47,400	59,900
Cash received from held for sale assets	405	—
Net cash provided by investing activities	9,611	9,243
Cash flows from financing activities:
Proceeds from exercise of stock options	404	—
Loan agreement closing costs	(172)	—
Net cash provided by financing activities	232	—
Net increase (decrease) in cash and cash equivalents	5,648	(5,149)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(63)
Cash, cash equivalents and restricted cash—beginning of period	10,635	10,696
Cash, cash equivalents and restricted cash—end of period	$16,326	$5,484

Supplemental disclosure of cash flow information:
Cash paid for interest	$886	$1,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business

Instil Bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. The Company is advancing the development of its lead product candidate, AXN-2510/IMM2510, a bispecific antibody targeting both programmed death-ligand 1 (“PD-L1”) and vascular endothelial growth factor (“VEGF”) in solid tumor cancers, and seeks to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
In August 2024, the Company’s wholly owned subsidiary, Axion Bio, Inc. (“Axion Bio”), in-licensed certain bispecific antibodies, including AXN-2510/IMM2510 and AXN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4 (“CTLA-4”), from ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”). AXN-2510/IMM2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco (the “IO Collaboration Agreement”), Axion Bio has an exclusive license to research, develop, manufacture and commercialize these product candidates globally, including in the United States, Europe and Japan, excluding mainland China, Hong Kong, Macau and Taiwan (“Greater China”). ImmuneOnco retains development and commercialization rights in Greater China.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the results of its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025.
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
Restricted cash consists of a cash reserve which served as collateral for the Loan (as defined in Note 8) during the year ended December 31, 2024 on the condensed consolidated balance sheet as of December 31, 2024. There was $1.0 million and $1.8 million in restricted cash as of March 31, 2025 and December 31, 2024, respectively, on the Company’s condensed consolidated balance sheet.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of March 31, 2025 and December 31, 2024, marketable securities and long-term investments consisted of U.S. Treasury bills.
The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other expense in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, there were no impairment losses for the investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$15,366	$8,805
Restricted cash	960	1,830
Cash, cash equivalents and restricted cash	$16,326	$10,635
Assets Held for Sale
The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal group; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the asset or disposal group beyond one year, and actions required to complete the plan to sell have been initiated.
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
In March 2025, the Board of Directors approved a plan to sell the Tarzana facility and the Company listed its Tarzana facility for sale. The facility is leased to AstraZeneca Pharmaceuticals LP (“Tenant”) and Tenant has a right of first offer to purchase it. Refer to Note 8.

In March 2025, the Company engaged a broker to facilitate the sale of the Tarzana facility which is being actively marketed for sale and therefore reclassified the land and building as held for sale in the condensed consolidated balance sheet as of March 31, 2025. Refer to Note 4.
During the three months ended March 31, 2025 and 2024, the Company recognized an impairment of long-lived assets held for sale of $16.6 million mainly related to the Tarzana facility and non-cash impairment charges of $2.5 million, respectively. These non-cash amounts were recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” Refer to Note 12.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. The Company recognized a non-cash impairment charge of nil and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, related to leasehold improvements. These impairment charges were recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 12 for more information.
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
The CODM reviews net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, as well as the progress of the Company’s program(s). The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented. The accounting policies of the segment are the same as those described in Note 2.
The following table is a summary of the segment loss, including significant segment expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
AXN-2510/IMM2510	$4,715	$—
Other program expenses(1)(2)	656	7,004
General and administrative(1)	8,611	11,683
Restructuring and impairment charges	16,082	4,275
Depreciation	498	993
Interest income	(1,175)	(2,062)
Interest expense	1,098	1,981
Other (income) expense, net	(2,285)	428
Segment and consolidated net loss	$28,200	$24,302
______________________________________________________________
(1)    Depreciation expense is removed from both “General and administrative” and “Other program expense” and is disclosed separately.
(2)     Other program expenses consist of costs related to the Company’s past development of its CoStAR-TIL technology.

4. Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid general and administrative	$1,251	$1,316
Prepaid research and development	30	4,146
Tax-related receivable	924	2,622
Prepaid contract research organization expenses	158	282
Other current assets	192	959
Total prepaid and other current assets	$2,555	$9,325
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$—	$31,243
Building	—	102,433
Office and computer equipment	509	509
Total property, plant and equipment, gross	509	134,185
Less: accumulated depreciation	(347)	(4,779)
Total property, plant and equipment, net	$162	$129,406

Depreciation expense was $0.5 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2025, the Company had $112.1 million in assets related to the Tarzana facility on the condensed consolidated balance sheet meeting the criteria of held for sale assets. These assets are recognized at the lower of cost or fair value less costs to sell. The Company estimates the fair value of its Tarzana facility through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data such as comparable building sales. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as proprietary independent research in the market as well as actual quotes from market participants. As a result, the Company recognized an impairment of long-lived assets held for sale of $16.7 million and nil related to the building and land during the three months ended March 31, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$898	$2,691
Accrued operational expenses	1,246	582
Accrued restructuring costs	1,455	2,073
Accrued research, development and clinical trial expenses	950	209
Operating lease liabilities, current	2,394	1,682
Total accrued expenses and other current liabilities	$6,943	$7,237
5. Fair Value Measurement

The fair value of cash and cash equivalents approximates carrying value since cash and cash equivalents consist of short-term highly liquid investments with maturities of less than three months at the time of purchase. Cash and cash equivalents are valued based upon quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. Money market funds are open-end mutual funds that invest in cash, government securities, and/or repurchase agreements that are collateralized fully. To the extent that these funds are valued based upon the reported net asset value, they are categorized in Level 1 of the fair value hierarchy.

Short-term marketable securities and long-term investments comprised U.S. Treasury bills that are classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$10,777	$—	$—	$10,777
U.S. Treasury bills	—	95,476	—	95,476
Total	$10,777	$95,476	$—	$106,253
Financial Liabilities
Contingent consideration	$—	$—	$948	$948

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,632	$—	$—	$5,632
U.S. Treasury bills	—	104,510	—	104,510
Total	$5,632	$104,510	$—	$110,142
Financial Liabilities
Contingent consideration	$—	$—	$948	$948

There were no transfers in or out of Level 1, 2 and 3 measurements for the three months ended March 31, 2025 and the year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, there were no securities within Level 3 of the fair value hierarchy.

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s Loan (as defined in Note 8) was $86.0 million and $84.7 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.

6. Financial Instruments

Marketable securities and long-term investments classified as available-for-sale as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$88,282	$28	$(23)	$88,287
U.S. Treasury bills	Between one and two years	7,193	—	(4)	7,189
		$95,475	$28	$(27)	$95,476

	December 31, 2024
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$104,445	$99	$(34)	$104,510

As of March 31, 2025 and December 31, 2024, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of March 31, 2025 and December 31, 2024, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $88.3 million of marketable securities and $7.2 million of long-term investments maturing in less than two years classified as available-for-sale as of March 31, 2025. There were $104.5 million of marketable securities maturing in less than one year classified as available-for-sale as of December 31, 2024.
7. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, Axion Bio and ImmuneOnco entered into the IO Collaboration Agreement pursuant to which Axion Bio in-licensed certain bispecific antibodies, including AXN-2510/IMM2510 and AXN-27M/IMM27M, from ImmuneOnco. Pursuant the IO Collaboration Agreement, during the year ended December 31, 2024, Axion Bio made an upfront payment of $10.0 million to ImmuneOnco and also prepaid $5.0 million in development costs. As of March 31, 2025, the $5.0 million prepayment was fully expensed. An additional $5.0 million prepayment, of which $0.2 million in development costs was accrued as of March 31, 2025, and subsequently paid to ImmuneOnco during the quarter ended June 30, 2025. ImmuneOnco is eligible to receive additional potential near-term payments of up to $30.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
The expenses recognized in connection with the IO Collaboration Agreement were $4.3 million and nil for the three months ended March 31, 2025 and 2024, respectively, and were recorded as a component of research and development expense on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, no additional milestones had been accrued as the underlying contingencies had not yet been resolved.
8. Commitments and Contingencies
Leases
Company as a Lessee: Operating Lease Obligations
As of March 31, 2025, the Company leased office spaces and laboratory spaces located in Thousand Oaks, California, Dallas, Texas, and Alderley Park in the United Kingdom. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that in general require the Company to provide a security deposit. Certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use asset or lease liability as they are not reasonably certain to be exercised. Certain leases have leasehold improvements that are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. Such improvements incurred by the Company will revert to the landlord at the expiration of the lease and will be removed from the Company’s condensed consolidated balance sheets.
The Company’s lease costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$422	$388
Variable lease cost	165	290
Total lease cost	$587	$678

The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$417	$528

The following table summarizes the Company’s lease assets and liabilities (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$763	$934
Current operating lease liabilities	$2,394	$1,682
Non-current operating lease liabilities	$48	$1,017

The following table summarizes other supplemental information related to the Company’s lease obligations:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	0.4	1.7
Weighted-average discount rate	6.75%	6.75%

Future minimum lease payments under operating lease liabilities were (in thousands):

March 31, 2025
2025 (remaining nine months)	$2,597
2026	169
Total future lease payments	2,766
Less: imputed interest	324
Total lease liability balance	2,442
Less: current portion of operating lease liabilities	2,394
Total operating lease liabilities, non-current	$48
During the three months ended March 31, 2025 and 2024, the Company evaluated its remaining right-of-use assets for impairment, as the Plan (as defined below in Note 12) has resulted in a cessation of use for several locations. The Company determined these assets were impaired and recognized an impairment loss of nil and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, which are recorded in the line item

“restructuring and impairment charges” in the condensed consolidated statements of operations and comprehensive loss.
Company as a Lessor: Tarzana Facility Lease with AstraZeneca
On July 10, 2024, Complex Therapeutics LLC, a wholly owned subsidiary of the Company, entered into a lease with AstraZeneca Pharmaceuticals LP pursuant to which Tenant is leasing the facility located in Tarzana, California (the “Lease”). The Lease has an initial term of approximately 15 years, beginning on July 10, 2024 and ending on July 31, 2039, with Tenant having two consecutive options to extend the term for a five-year period each and a one-time option to terminate the Lease on the tenth anniversary of the commencement of the Lease, which, if exercised, obligates Tenant to pay Complex Therapeutics LLC a termination fee. The initial base rent is approximately $0.6 million per month (approximately $7.5 million annually) and the base rent will escalate by 3% per annum. Tenant is also required to pay certain operating expenses and tax expenses as additional rent. There is rent abatement during the first year of the Lease such that Tenant will pay no rent or reduced rent during this period. Tenant also has a right of first offer to purchase the premises that are subject to the Lease.
The Lease is classified as an operating lease and revenue is recognized on a straight-line basis and is recorded within the consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations. Rental income related to the Lease was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental income	$2,242	$—
Approximate future straight-lined contractual lease income to be recognized under the Lease in effect as of March 31, 2025, are as follows (in thousands):

March 31, 2025
2025 (remaining nine months)	$6,726
2026	8,968
2027	8,968
2028	8,968
Thereafter	94,910
Total	$128,540
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

Debt

In June 2022, the Company’s wholly owned subsidiaries Complex Therapeutics Mezzanine LLC and Complex Therapeutics LLC entered into a mortgage construction loan and mezzanine construction loan (together, the “Construction Loans”) secured by Complex Therapeutic LLC’s Tarzana, California land and building. The initial principal amount of the Construction Loans was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. The Construction Loans were guaranteed by the Company and bore interest at the one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company discontinued capitalizing interest in June 2023 as the building was substantially complete at such time. On July 10, 2024, Complex Therapeutics LLC entered into the Lease. On December 20, 2024 Complex Therapeutics LLC

refinanced the outstanding principal amount under the Construction Loans and the Company treated it as a loan extinguishment for accounting purposes and recorded the $0.4 million of unamortized debt issuance costs associated with the Construction Loans as a loss on debt extinguishment recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
On December 20, 2024 (the “Closing Date”), Complex Therapeutics LLC entered into a Term Loan Agreement (the “Loan”) and related loan documents with Midland National Life Insurance Company (“Lender”), pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million to refinance the Construction Loans. Substantially all of the Loan proceeds were used to repay in full the Construction Loans. As of both March 31, 2025 and December 31, 2024, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.4 million.
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
The net carrying amount of the liability component of the Loan was as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$85,600	$85,600
Unamortized debt issuance cost	(1,373)	(1,413)
Net carrying amount	$84,227	$84,187

The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$886	$1,732
Amortization of debt issuance cost	212	249
Total interest expense related to the Loan	$1,098	$1,981

Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements commitments with third-party vendors for clinical research services, products and other services for operating purposes. These agreements generally provide for termination or cancellation at the Company’s option, other than for costs already incurred.
As of March 31, 2025 and December 31, 2024, the Company had nil and $0.1 million outstanding liabilities, respectively, in commitments for employee benefits as part of the Plan (see Note 12). As of March 31, 2025 and December 31, 2024, the Company had $1.5 million and $1.9 million, respectively, in commitments for contract terminations as part of the Plan (see Note 12).

The Company entered into an agreement in 2023 with a third-party collaborator related to the development of the Company’s CoStAR-TIL technology. Milestone payments of nil and $2.6 million were made during the three months ended March 31, 2025 and 2024, respectively, and were recorded within research and development expense in the consolidated statements of operations and comprehensive loss.
9. Equity

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends out of legally available funds when and if declared by the Company’s board of directors (the “Board of Directors”), subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the Board of Directors from inception.

As of March 31, 2025 and December 31, 2024, the Company had 6,558,927 and 6,525,887 shares of common stock outstanding, respectively.

Preferred Stock

The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
As of March 31, 2025, 821,039 shares of common stock remained available for issuance under the 2021 Plan.
The following table sets forth stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$233	$547
General and administrative expense	3,262	3,968
Total stock-based compensation expense	$3,495	$4,515

As of March 31, 2025, there was $13.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.5 years.
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
11. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2025	2024
Stock options to purchase common stock	1,234,635	1,097,647
12. Corporate Restructuring Plan
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
Restructuring and Impairment Charges

As a result of the Plan and listing the Tarzana facility for sale the Company recorded charges of $16.1 million and $4.3 million within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three months ended March 31, 2025 and 2024, respectively.

These charges relate to asset impairments, contract terminations, severance payments, employee-related costs and other gains incurred. The following table summarizes the restructuring and impairment (gain) loss by category (in thousands):

	Three Months Ended March 31,
	2025	2024
Asset impairment for leasehold improvements	$—	$292
One-time employee termination benefits	—	731
Contract terminations	(487)	531
Right-of-use asset impairment	—	187
Impairment of long-lived assets held for sale	16,569	2,534
Total restructuring and impairment charges	$16,082	$4,275

Restructuring Liability

As a result of the Plan, the restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the quarter ended March 31, 2025, the Company paid $0.1 million of restructuring costs, and expects to pay the remainder of the restructuring costs by the second quarter of 2025.
The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2024	$131	$1,942	$2,073
Payments	(131)	—	(131)
Adjustments	—	(487)	(487)
Total restructuring liability as of March 31, 2025	$—	$1,455	$1,455

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 4, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Instil Bio, Inc. and our consolidated subsidiaries.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, expectations regarding our collaborations and clinical trials, future financial position, future revenues, projected costs, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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
In August 2024, our wholly owned subsidiary, Axion Bio, Inc., or Axion Bio, in-licensed certain bispecific antibodies, including AXN-2510/IMM2510 and AXN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4, or CTLA-4, from ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco. AXN-2510/IMM2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco, or the IO Collaboration Agreement, Axion Bio has an exclusive license to research, develop, manufacture and commercialize these product candidates outside of China, including mainland China, Hong Kong, Macau and Taiwan, or Greater China. ImmuneOnco retains development and commercialization rights in Greater China.
ImmuneOnco is conducting a Phase I open label trial in China of AXN-2510/IMM2510 as monotherapy in patients with advanced solid tumors that have failed prior therapies, including triple-negative breast cancer, or TNBC, squamous non-small cell lung cancer, or NSCLC, hepatocellular carcinoma, renal cell carcinoma, and rare solid tumors including soft tissue sarcomas and thymic cancer. As of January 13, 2025, ImmuneOnco announced over 100 patients have been enrolled in this clinical trial.
ImmuneOnco is also conducting a Phase 1 open label clinical trial of AXN-2510/IMM2510 in combination with chemotherapy in patients with advanced/metastatic NSCLC. In January 2025, ImmuneOnco announced that the first patient had been dosed in the safety run-in and is enrolling patients with first-line advanced/metastatic NSCLC in this trial.
Since inception, we have had significant operating losses. Our net loss was $28.2 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $683.3 million. As of March 31, 2025, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $111.8 million, which consists of $15.4 million in cash and cash equivalents, $1.0 million in restricted cash, $88.3 million in marketable securities and $7.2 million in long-term investments. We expect to continue to incur net losses for the foreseeable future.
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
We expect our future research and development expenses to change in line with our clinical development activities for AXN-2510/IMM2510 and other potential business development activities. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:
•the scope, rate of progress and expenses of clinical trials and other research and development activities;
•potential safety monitoring and other studies requested by regulatory agencies;
•significant and changing government regulation; and
•the timing and receipt of regulatory approvals, if any.
The process of conducting the necessary clinical research to obtain regulatory approval from the FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA, and comparable foreign authorities is costly and time-consuming and the successful development of product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this Quarterly Report titled “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.
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
Restructuring and Impairment Charges
Restructuring and impairment charges for the three months ended March 31, 2025 primarily consist of an impairment loss recognized on long-lived assets held for sale in connection with listing our Tarzana facility for sale in March 2025, partially offset by a settlement gain on terminated contracts.
Restructuring and impairment charges for the three months ended March 31, 2024 consist primarily of a loss on contract terminations, impairment loss recognized on long-lived assets held for sale, impairment loss on right-of-use asset and employee termination costs.
In January 2024, we decided to initiate closure of our UK manufacturing and clinical operations related to our past development of our CoStAR-TIL technology, and in September 2024 we decided to close most of our remaining Manchester, UK operations related to our past development of our CoStAR-TIL technology, which resulted in the elimination of the majority of the remaining UK workforce, with the remaining reduction substantially completed by the end of 2024, which collectively we refer to as the Plan.
In March 2025, the Board of Directors approved a plan to sell the Tarzana facility and we listed our Tarzana facility for sale.
As a result of the Plan and the impairment loss related to listing our Tarzana facility for sale, we incurred restructuring and impairment charges of $16.1 million during the three months ended March 31, 2025.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts, marketable securities, and long-term investments.
Interest Expense
Interest expense consists of interest expense on our debt and amortization of loan origination costs.
Other Rental Income
Other rental income consists primarily of rental income related to our Tarzana facility.
Other Income (Expense), Net
Other income (expense), net consists primarily of derivative financial instrument fair value gain or loss, foreign exchange remeasurement gain or loss and other expenses and income.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$
Operating expenses:
Research and development	$5,371	$7,256	$(1,885)
General and administrative	9,109	12,424	(3,315)
Restructuring and impairment charges	16,082	4,275	11,807
Total operating expenses	30,562	23,955	6,607
Loss from operations	(30,562)	(23,955)	(6,607)
Interest income	1,175	2,062	(887)
Interest expense	(1,098)	(1,981)	883
Other rental income	2,242	—	2,242
Other income (expense), net	43	(428)	471
Net loss	$(28,200)	$(24,302)	$(3,898)

Research and Development Expenses

Research and development expenses were $5.4 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively. The net decrease of $1.9 million was primarily due to:

•$2.6 million decrease in employee-related costs from reduced headcount, consisting primarily of a decrease of $2.3 million in wages, benefits and other employee-related expenses in relation to our research and development personnel and a $0.3 million decrease in stock-based compensation expense; and
•$0.8 million decrease in expenses related to facilities and overhead, depreciation, and other expenses due to strategic reductions made in these areas; partially offset by
•$1.5 million increase in costs related to research and clinical development activities from our ImmuneOnco collaboration.

The following table shows our research and development expenses by program for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development:
AXN-2510/IMM2510	$4,715	$—
Other program expenses (1)	656	7,256
Total research and development expenses by program	$5,371	$7,256
______________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses

General and administrative expenses were $9.1 million and $12.4 million for the three months ended March 31, 2025 and 2024, respectively. The net decrease of $3.3 million was primarily due to:

•$2.6 million decrease in employee-related costs from reduced headcount, consisting primarily of a $1.9 million decrease in wages, benefits and other employee-related expenses and a $0.7 million decrease in stock-based compensation expense; and
•$0.9 million decrease in insurance expense, depreciation, and other office expenses; partially offset by
•$0.2 million increase in consulting and professional services costs.

Restructuring and Impairment Charges

Restructuring and impairment charges were approximately $16.1 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively. The net increase of approximately $11.8 million was primarily due to:

•$14.0 million increase in impairment recognized on long-lived assets held for sale mainly related to impairment recognized on the Tarzana facility; partially offset by
•$1.0 million decrease in contract termination costs due to a settlement gain of terminated contracts of $0.5 million recognized in 2025, combined with costs associated with termination of contracts recognized in 2024 of $0.5 million;
•$0.2 million decrease in leased assets impairment charge;
•$0.3 million decrease in leasehold improvement impairment charge; and
•$0.7 million decrease in costs consisting of severance and severance related payments.

Interest Income, Interest Expense, Other Rental Income and Other Income (Expense), Net

Interest income, interest expense, other rental income and other income (expense), net were $2.4 million of income and $0.3 million of expense for the three months ended March 31, 2025 and 2024, respectively. The increase of approximately $2.7 million was primarily due to:

•$2.2 million increase in rental income related to our Tarzana facility;
•$0.9 million decrease in interest expense from our note payable;
•$0.2 million change in fair value from derivative instrument; and
•$0.3 million increase in gain on foreign currency transactions; partially offset by
•$0.9 million decrease in interest income related to our investments.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from commercial sales of any product candidates for several years, if ever.
As of March 31, 2025, we had cash, cash equivalents, restricted cash, marketable securities, and long-term investments of $111.8 million, which consisted of $15.4 million in cash and cash equivalents, approximately $1.0 million in restricted cash, $88.3 million in marketable securities and $7.2 million in long-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
In June 2022, our wholly owned subsidiaries, Complex Therapeutics Mezzanine LLC, and Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Construction Loans, secured by Complex Therapeutics LLC’s Tarzana, California land and building. Construction of the Tarzana facility was completed and the facility has been leased to AstraZeneca Pharmaceuticals LP, or Tenant. The initial principal amount of the Construction Loans was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. During the year ended December 31, 2024, Complex Therapeutics LLC refinanced the outstanding principal amount under the Construction Loans and we treated it as an extinguishment for accounting purposes. On December 20, 2024, or the Closing Date, Complex Therapeutics LLC entered into a Term Loan Agreement and related loan documents with Midland National Life Insurance Company, or Lender, pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million, or the Loan, to refinance the Construction Loans secured by the facility in Tarzana, California. Substantially all of the Loan proceeds were used to repay in full the Construction Loans. As of March 31, 2025, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.4 million.
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
On November 13, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on November 21, 2024. Pursuant to our shelf registration statement we may, from time to time, sell up to an aggregate of $200 million of our common stock, preferred stock, debt securities or warrants.
March 2025 ATM Sales Agreement

In March 2025, we entered into an Open Market Sale AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, under which we may offer and sell, from time to time, shares of our common stock, or ATM Shares, through Jefferies, or the ATM Offering. In March 2025, we filed a sales agreement prospectus to our registration statement on Form S-3 filed with the SEC in November 2024, for the issuance and sale of up to $100.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, Jefferies may sell the ATM Shares by methods deemed to be an “at the market offering,” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering.
As of March 31, 2025, we have not sold any shares of our common stock pursuant to the ATM Offering. We may offer and sell ATM Shares at an aggregate offering price of up to the remaining $100.0 million available under the ATM Offering.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. In March 2025, the Board of Directors approved a plan to sell the Tarzana facility and we listed our Tarzana facility for sale. The facility is leased, and Tenant has a right of first offer to purchase it. If we are successful in selling the Tarzana facility, such a transaction could extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, we may not be successful in securing a sale of the Tarzana facility, or at all, and we could utilize our available capital resources sooner than we expect.
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
As discussed above, in August 2024, we entered into the IO Collaboration Agreement with ImmuneOnco. Among other things, pursuant to that agreement, Axion Bio made an up-front payment of $10.0 million to ImmuneOnco and also prepaid $5.0 million in development costs. As of March 31, 2025, the $5.0 million prepayment was fully expensed. An additional $5.0 million prepayment, of which $0.2 million in development costs was accrued as of March 31, 2025 and subsequently paid to ImmuneOnco during the quarter ended June 30, 2025. ImmuneOnco is eligible to receive additional potential near-term payments of up to $30.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
We lease operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of March 31, 2025, our future minimum lease payments under committed or non-cancelable lease agreements were $2.8 million.
As discussed above, in connection with the Plan, we may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan as well as additional costs in connection with any additional restructuring actions.
Until we can generate substantial revenue from sales of our product candidates, if that occurs, we plan to fund our operations through equity offerings, debt financings, or other capital sources. This may include leasing income, strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, fluctuations in interest rates, conflicts in Ukraine and the Middle East, tariffs and recent and potential trade wars. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors.”

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Cash used in operating activities	$(4,195)	$(14,392)
Cash provided by investing activities	9,611	9,243
Cash provided by financing activities	232	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,648	$(5,149)
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2025 was $4.2 million, which consisted of the net loss of $28.2 million, partially offset by a $3.6 million net change to our net operating assets and liabilities and $20.4 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to an increase of $6.5 million in prepaid expenses and other current assets, an increase of $1.3 million in accrued rent receivable and other long-term assets, a decrease of $0.2 million in operating lease liabilities, a decrease of $0.4 million in accounts payable, and a decrease of $1.0 million in accrued restructuring liabilities, accrued expenses and other current liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $3.5 million, depreciation expense of $0.5 million, impairment of property, plant and equipment of $16.6 million, and non-cash interest expense of $0.2 million, offset by accretion on invested securities of $0.2 million and change in foreign exchange remeasurement of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2024 was $14.4 million, which consisted of the net loss of $24.3 million, partially offset by a $1.8 million net change to our net operating assets and liabilities and $8.1 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to an increase of $1.3 million in prepaid expenses and other current assets, a decrease of $0.2 million in other long-term assets, a decrease of $0.2 million in operating lease liabilities, and an increase of $0.8 million in accrued restructuring liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $4.5 million, impairment of fixed assets of $2.5 million, impairment of right-of-use assets of $0.2 million, depreciation expense of $1.0 million, change in fair value of contingent consideration of $0.1 million, change in foreign exchange remeasurement of $0.2 million, impairment of leasehold improvements of $0.3 million, and non-cash interest expense of $0.3 million, offset by accretion on invested securities of $1.1 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the three months ended March 31, 2025 was $9.6 million, consisting primarily of $9.2 million related to redemptions from marketable securities and $0.4 million of cash received from the sale of assets classified as held for sale.
Cash provided by investing activities for the three months ended March 31, 2024 was $9.2 million related to redemptions from marketable securities.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2025 was $0.2 million, which was primarily related to proceeds from the exercise of stock options of $0.4 million, offset by loan agreement closing costs of $0.2 million.
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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA, and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•We plan to work with our collaborator, ImmuneOnco, to conduct clinical trials for AXN-2510/IMM2510 outside the United States, including China, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

•Biologics are complex and difficult to manufacture. We intend to rely on ImmuneOnco and its third-party contract and development manufacturer, or CDMO, in China, to manufacture clinical supplies of AXN-2510/IMM2510, and to produce preclinical and clinical supply of other product candidates and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $28.2 million and $24.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $683.3 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering and private placements of convertible preferred stock to date. We have no products approved for commercialization and have never generated any revenue from product sales.
All of our product candidates are in preclinical development, or early-stage clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be many years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
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
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, from late 2022 through 2024, we implemented several strategic reprioritizations and restructurings of our preclinical and clinical development programs and elected to discontinue our tumor infiltrating lymphocyte development program and our ITIL-168 and ITIL-306 clinical trials. As part of these various restructurings, we have significantly reduced our workforce. We may experience unforeseen delays or other challenges as a result of these actions, which could adversely impact our timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. We will need to develop clinical, manufacturing, regulatory and commercial capabilities, and we may not be successful in doing so.
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
As of March 31, 2025, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $111.8 million, which consists of $15.4 million in cash and cash equivalents, approximately $1.0 million in restricted cash, $88.3 million in marketable securities and $7.2 million in long-term investments. We believe that our existing cash, cash equivalents, restricted cash, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from the ongoing armed conflicts in Ukraine, and in the Middle East, U.S.-China trade and political tensions, heightened inflation and fluctuations in interest rates, tariffs, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our growth strategy.
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
We have suffered and in the future could suffer additional losses due to impairment charges, including if we are unsuccessful in completing a sale of our Tarzana, California facility, or, if we are successful, the assets being sold for less than our carrying value.

To date, we have recorded significant impairment losses on long-lived assets. Most recently, during the three months ended March 31, 2025, we recorded impairment losses on long-lived assets held for sale of $16.7 million related to our Tarzana facility.
We have listed our Tarzana, California facility for sale, which effective July 10, 2024 has been leased to AstraZeneca Pharmaceuticals LP, which has a right of first offer to purchase the facility; however, we can provide no assurances that we will successfully sell our Tarzana facility, that we will do so in accordance with our expected timeline or that we will recover its carrying value. The process of pursuing the plan to sell our Tarzana facility may be time-consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected. Any potential transactions, and the related valuation, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms.
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

We may derive results and data for AXN-2510/IMM2510 from clinical trials led by ImmuneOnco in China; our role in any such trials, and our access to the clinical results and data, will be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.
Pursuant to the IO Collaboration Agreement, we expect to fund clinical trial(s) of AXN-2510/IMM2510 led by ImmuneOnco in China. In addition, ImmuneOnco is pursuing additional clinical trials of AXN-2510/IMM2510 in China. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. Additional risks include procedural delays, timing issues and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration, or NMPA, with respect to the trials that ImmuneOnco is conducting expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.
Preclinical studies and clinical trials, are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.
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

The regulatory approval processes of the FDA, MHRA, EMA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
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
To obtain the requisite regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure and potent for use in each target indication. These trials are expensive and time-consuming, and their outcomes are inherently uncertain. Failures can occur at any time during the development process.

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
If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug, the FDA, MHRA, EMA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly. In addition, significant adverse events, or the related suspension or termination of ImmuneOnco’s clinical trials of AXN-2510/IMM2510 in China, could materially harm our ability to develop these product candidates and may significantly harm our business, financial condition and prospects.
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

We plan to work with our collaborator, ImmuneOnco, to conduct clinical trials for AXN-2510/IMM2510 outside the United States, including China, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
Our subsidiary, Axion Bio, Inc., or Axion Bio, is party to a collaboration with ImmuneOnco pursuant to which ImmuneOnco is pursuing clinical trials of AXN-2510/IMM2510 in China to generate clinical data from patients with certain solid tumor cancers, including of AXN-2510/IMM2510 in non-small cell lung cancer. In addition, we may choose to conduct other clinical trials outside the United States, including in the Australia, Canada, Europe, the United Kingdom or other foreign jurisdictions. The acceptance by the FDA of data from clinical trials conducted in China or any other clinical trial outside the United States may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase 3 clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States, including China, or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
In addition, there are risks inherent in conducting clinical trials in jurisdictions outside the U.S. including:
•regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct clinical trials;
•foreign exchange fluctuations;
•manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research; and
•the risk that patient populations in such trials are not considered representative as compared to patient populations in the U.S. and other markets.

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
Risks Related to the Manufacturing of our Product Candidates
Biologics are complex and difficult to manufacture. We intend to rely on ImmuneOnco, and its third-party CDMO in China, to manufacture clinical supplies of AXN-2510/IMM2510, and to produce preclinical and clinical supply of other product candidates and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We currently rely, and expect to continue to rely, on third-party manufacturers, including ImmuneOnco to manufacture and to perform quality testing for AXN-2510/IMM2510. Reliance on third parties exposes us to risks associated with having reduced control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.
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
We intend to enter into a supply agreement with ImmuneOnco and its third-party CDMO for supply of AXN-2510/IMM2510 for use in clinical trials. We currently have no agreements with third-party manufacturers for development, validation and manufacturing of AXN-2510/IMM2510 to secure the long-term clinical or commercial supply of AXN-2510/IMM2510 or for any of our other products candidates. We may be unable to secure agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturer’s services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product candidates or any approved products.
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
If our third-party manufacturers divert their capacity and/or supply of materials needed for our product candidates, our ability to complete our clinical trials or eventually bring our product candidates to market may be compromised. Further, if manufacturing of our lead product candidate AXN-2510/IMM2510 is transferred from ImmuneOnco to another manufacturer for any reason, loss of any of the knowledge transferred relating to AXN-2510/IMM2510 may cause us to incur additional transition costs or result in delays in the manufacturing of AXN-2510/IMM2510.

We rely on ImmuneOnco and its third party CDMO for the capability to manufacture our lead product candidate, AXN-2510/IMM2510, and expect to rely on third party manufacturers for any other product candidates we may develop. We plan to enter into a supply agreement with ImmuneOnco and its third-party CDMO for manufacturing of AXN-2510/IMM2510, and the termination or breach of such agreements could require us to find an alternative manufacturer for AXN-2510/IMM2510 and delay development and commercialization of AXN-2510/IMM2510. Manufacturing of biological compounds is inherently complex, and shifting manufacturing relationship to another third-party manufacturer takes significant time and resources and may result in higher costs and potential inventory issues. Any failure of ImmuneOnco to adequately transfer knowledge to another manufacturer could have a material adverse effect on our business. In addition, ImmuneOnco’s manufacturing processes may use materials which we may not be able to secure, requiring us to have to develop alternative processes and delay manufacturing.
Our reliance on ImmuneOnco and other third-party manufacturers exposes us to the risk that such manufacturers may divert their capacity and/or supply of materials needed for our product candidates, compromising our ability to complete our clinical trials or commercialize our product candidates. Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and/or supply of material needed for the manufacture of AXN-2510/IMM2510 or our other product candidates. If our competitors are able to use their resources to secure preferential access to the supply capacity of third-party manufacturers, or if third-party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of AXN-2510/IMM2510 or any other product candidates may be impacted resulting in significant delays and higher costs for development and commercialization of our products. We may not be able to complete our clinical trials or market our products at scale without stable partnerships with third-party manufacturers who produce AXN-2510/IMM2510 or other drug compounds necessary for our product candidates.
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
We do not have sales or marketing infrastructure. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market our product candidates in the United States, if they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of immuno-oncology therapies for the treatment of solid tumor cancers, including Akeso Therapeutics, ALX Oncology, Arcus Therapeutics, AstraZeneca plc, Beigene, BioAtla, BioNTech, Bristol Myers, Cytomx, Genentech/Roche, Gilead Sciences, GlaxoSmithKline, iTeos Therapeutics, Merck, Novartis, Regeneron, Sanofi, Summit Therapeutics, Werewolf Therapeutics.
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
We currently are party to a collaboration with ImmuneOnco related to our lead product candidate, AXN-2510/IMM2510, as well as AXN-27M/IMM27M. We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other arrangements should we chose to enter into such arrangements. The terms of any collaborations or other arrangements that we have or may establish may not be favorable to us, and we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
We depend on the know-how and other intellectual property licensed from ImmuneOnco through the IO Collaboration Agreement for the development and, if approved, commercialization of our lead product candidate, AXN-2510/IMM2510. If the agreement is terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize AXN-2510/IMM2510. The IO Collaboration Agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements, payment obligations, and commercialization. If we are unable to meet our obligations, some or all of our rights under the IO Collaboration Agreement may be restricted or terminated. For example, the IO Collaboration Agreement is revocable in certain circumstances, including in the event we do not achieve certain payment deadlines. Without the patents under this agreement, we will not be able to continue to develop AXN-2510/IMM2510.
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
We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.
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
•we, our collaborators, or future collaborators might not have been the first to make the inventions covered by our licensed-in issued or future issued patents or our pending patent applications;
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
Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in foreign markets, and we do not have experience in obtaining regulatory approval in any jurisdiction, including in foreign markets. If we fail to comply with regulatory requirements in foreign markets or to obtain and maintain required approvals, or if regulatory approvals in foreign markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
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
There have been amendments to executive, judicial and congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the current administration will impact the ACA or our business.
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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending, eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our product candidates, if approved, which could have a material adverse effect on our business, financial condition and results of operations. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
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
Even if we obtain funding for operations, we may fail to adequately manage our future growth. As and to the extent our development progresses, we expect to experience significant growth and change in the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. Any change in our operations may place a significant strain on our administrative, financial and operational resources, and increase demands on our management, as well as our operational and administrative systems, controls and other resources. There can be no assurances that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future; or that we will be able to successfully implement appropriate measures consistent with our growth strategy. To strategically manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit, train and retain additional personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential future growth, we may not be able to effectively manage the strategic expansion of our operations, manage our employee base or recruit, train and retain additional personnel. Our failure to properly manage our potential growth may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been, and may continue to be very volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•general political and economic conditions, including fluctuations in interest rates and tariffs; and
•other events or factors, many of which are beyond our control.
The stock market in general, and the Nasdaq Stock Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including the ongoing armed conflicts in Ukraine and the Middle East, supply chain disruptions, heightened inflation and fluctuations in interest rates, tariffs, recent and potential future international trade disruptions and potentially worsening global economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
Additionally, as of March 31, 2025 the holders of approximately 2.3 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine and the Middle East, terrorism or other geopolitical events, and political tensions between the U.S. and China. Sanctions imposed by the United States and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We are funding and expect to fund additional clinical trials in China related to AXN-2510/IMM2510 and portions of our future clinical trials may be conducted outside of the United States, and unfavorable political tensions between the U.S. and China could pose risks to our collaboration with ImmuneOnco. Furthermore, unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from a disease outbreak, epidemic or pandemic, or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our collaborators, who are also our manufacturers, as well as our other suppliers, possibly resulting in disruptions to clinical trials for our product candidates and obtaining data therefrom. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Non-U.S. holders of our common stock may be subject to U.S. federal income tax if we are considered a United States real property holding corporation.
Non-U.S. holders of our common stock may be subject to U.S. federal income and/or withholding tax in the event we are considered a United States real property holding corporation, or USRPHC, for U.S. federal income tax purposes. We believe that we currently are not considered a USRPHC. However, because this determination is made from time to time and is dependent upon a number of factors, some of which are beyond our control, including the value of our assets, there can be no assurance that we will not become a USRPHC. If we ultimately are determined by the United States Internal Revenue Service to constitute a USRPHC, certain of our non-U.S. holders may be subject to U.S. federal income or withholding tax, or both, in respect of certain dispositions of our common stock.

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

Second Amended and Restated Executive Employment Agreement with Sandeep Laumas, M.D.

On May 12, 2025, the Company and Sandeep Laumas, the Company’s Chief Financial Officer and Chief Business Officer, or Executive, entered into a Second Amended and Restated Executive Employment Agreement, or Amended Employment Agreement. The Amended Employment Agreement amends the Amended and Restated Executive Employment Agreement between the Company and Executive dated June 30, 2020, or the Prior Agreement, to provide that 100% of Executive’s then unvested shares subject to all stock options shall vest immediately prior to the closing of a Change in Control (as defined in the 2021 Plan), subject to Executive’s continuous service with the Company through such date. The Amended Employment Agreement also includes administrative amendments to the Prior Agreement to, among other things, reflect Dr. Laumas’ current title and base salary of $528,943. The foregoing description of the Amended Employment Agreement and the changes made to the Prior Agreement do not purport to be complete and are subject to, and qualified in its entirety by, the full text of the Amended Employment Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

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

10.1*+	Second Amended and Restated Executive Employment Agreement, by and between the Company and Sandeep Laumas, M.D. dated as of May 12, 2025.
10.2
Open Market Sale AgreementSM, by and between the Company and Jefferies LLC, dated March 28, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40215), filed with the SEC on March 31, 2025.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Preferred Stock and of Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

May 13, 2025	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)