Form 10-Q
period 2025-06-30
Instil Bio, Inc.
filed 2025-08-13
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,750,716 shares of Common Stock, $0.000001 par value per share	August 11, 2025

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,688	$8,805
Restricted cash	150	1,830
Marketable securities	84,135	104,510
Prepaid expenses and other current assets	3,317	9,325
Assets held for sale	112,096	—
Total current assets	207,386	124,470
Property, plant and equipment, net	150	129,406
Operating lease right-of-use assets	590	934
Long-term investments	11,659	—
Other long-term assets	11,201	8,757
Total assets	$230,986	$263,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$659
Accrued expenses and other current liabilities	13,329	7,237
Total current liabilities	13,852	7,896
Contingent consideration	948	948
Operating lease liabilities, non-current	6	1,017
Loan payable	84,420	84,187
Other long-term liabilities	90	83
Total liabilities	99,316	94,131
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,750,716 and 6,525,887 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	—	—
Additional paid-in capital	837,185	824,780
Accumulated other comprehensive loss	(805)	(228)
Accumulated deficit	(704,710)	(655,116)
Total stockholders’ equity	131,670	169,436
Total liabilities and stockholders’ equity	$230,986	$263,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
In-process research and development	$10,000	$—	$10,000	$—
Research and development	6,743	2,921	12,114	10,177
General and administrative	6,157	10,706	15,266	23,130
Restructuring and impairment charges	540	508	16,622	4,783
Total operating expenses	23,440	14,135	54,002	38,090
Loss from operations	(23,440)	(14,135)	(54,002)	(38,090)
Interest income	1,044	1,919	2,219	3,981
Interest expense	(1,582)	(1,999)	(2,680)	(3,980)
Other rental income	2,242	—	4,484	—
Other income (expense), net	342	(702)	385	(1,130)
Net loss	(21,394)	(14,917)	(49,594)	(39,219)
Other comprehensive loss:
Foreign currency translation	(314)	(5)	(473)	39
Unrealized loss on available-for-sale securities, net	(40)	(59)	(104)	(318)
Net comprehensive loss	$(21,748)	$(14,981)	$(50,171)	$(39,498)
Net loss per share, basic and diluted	$(3.24)	$(2.29)	$(7.55)	$(6.03)
Weighted-average shares used in computing net loss per share, basic and diluted	6,596,975	6,503,913	6,564,994	6,503,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss)
Balance - December 31, 2024	6,525,887	$—	$824,780	$(228)	$(655,116)	$169,436
Issuance of common stock upon exercise of stock options	33,040	—	404	—	—	404
Stock-based compensation	—	—	3,495	—	—	3,495
Net loss	—	—	—	—	(28,200)	(28,200)
Other comprehensive loss	—	—	—	(223)	—	(223)
Balance - March 31, 2025	6,558,927	—	828,679	(451)	(683,316)	144,912
Issuance of common stock upon exercise of stock options	5,952	—	71	—	—	71
Issuance of common stock in at-the-market offering, net of $0.3 million in issuance costs	185,837	—	6,611	—	—	6,611
Stock-based compensation	—	—	1,824	—	—	1,824
Net loss	—	—	—	—	(21,394)	(21,394)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance - June 30, 2025	6,750,716	$—	$837,185	$(805)	$(704,710)	$131,670
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

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(49,594)	$(39,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,319	8,688
Non-cash lease expense	143	165
Foreign exchange remeasurement (gain) loss	(637)	162
Impairment of property, plant and equipment	16,569	2,780
Impairment of right-of-use assets	—	187
Change in fair value of contingent consideration	—	196
Depreciation	510	1,968
Restructuring costs	(91)	—
In-process research and development expenses	10,000	—
Accretion on invested securities	(181)	(2,411)
Non-cash interest expense	405	503
Change in fair value of derivative financial instrument	—	888
Loss on disposals of property and equipment	—	292
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,830	2,504
Other long-term assets	(2,442)	(901)
Accounts payable	(139)	11
Operating lease liabilities	(1,510)	(634)
Accrued expenses and other current liabilities	(3,168)	(183)
Net cash used in operating activities	(18,986)	(25,004)
Cash flows from investing activities:
Purchase of marketable securities	(76,907)	(91,081)
Maturities of marketable securities	85,700	111,700
Cash received from held for sale assets	418	541
Net cash provided by investing activities	9,211	21,160
Cash flows from financing activities:
Proceeds from at-the-market offering, net of $0.3 million in issuance costs	6,611	—
Proceeds from exercise of stock options	475	—
Loan agreement closing costs	(172)	—
Net cash provided by financing activities	6,914	—
Net decrease in cash, cash equivalents and restricted cash	(2,861)	(3,844)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	(71)
Cash, cash equivalents and restricted cash—beginning of period	10,635	10,696
Cash, cash equivalents and restricted cash—end of period	$7,838	$6,781
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,275	$3,482
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the results of its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025.
Segments
Operating segments are identified as components of an entity for which separate discrete financial information is available and that is regularly reviewed by the chief operating decision-maker, the Company's Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one operating segment. See Note 3 for further information.
Cash, Cash Equivalents, Restricted Cash, Marketable Securities, and Long-Term Investments
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.
Restricted cash consists of a cash reserve which served as collateral for the Loan (as defined in Note 8) on the condensed consolidated balance sheet as of December 31, 2024. As of June 30, 2025 the restricted cash consists of a cash reserve allocated to future tax payments. There was $0.2 million and $1.8 million of restricted cash as of June 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheet.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of June 30, 2025 and December 31, 2024, marketable securities and long-term investments consisted of U.S. Treasury bills.
The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other expense in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, there were no impairment losses for the investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$7,688	$8,805
Restricted cash	150	1,830
Cash, cash equivalents and restricted cash	$7,838	$10,635
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
In March 2025, the Company’s board of directors (the “Board of Directors”) approved a plan to sell the Tarzana facility. The Company engaged a broker to facilitate the sale of the Tarzana facility and therefore reclassified the land and building as held for sale in the condensed consolidated balance sheet as of June 30, 2025. Refer to Note 4.
The facility is currently leased to AstraZeneca Pharmaceuticals LP (“Tenant”) and Tenant has a right of first offer to purchase it. Refer to Note 8.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. The Company recognized an impairment of long-lived assets held for sale related to the Tarzana facility of nil and $16.6 million during the three and six months ended June 30, 2025, respectively.
The Company recognized non-cash impairment charges of $0.2 million and $2.8 million for the three and six months ended June 30, 2024, respectively, related to impairment of the Company’s Manchester, United Kingdom manufacturing equipment being reclassified as held for sale.
The Company recognized non-cash impairment charges of nil for each of the three and six months ended June 30, 2025, and nil and $0.3 million for the three and six months ended June 30, 2024, respectively, related to impairment of leasehold improvements.
These non-cash impairment charges were recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 12 for more information.
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

In November 2024, the FASB issued ASU no. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU 2024-03 on its consolidated financial statements and related disclosure.
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
The following table is a summary of the segment loss, including significant segment expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
In-process research and development	$10,000	$—	$10,000	$—
AXN-2510/IMM2510	6,597	—	11,312	—
Other program expenses(1)(2)	146	2,689	802	9,692
General and administrative(1)	6,145	9,964	14,756	21,647
Restructuring and impairment charges	540	508	16,622	4,783
Depreciation	12	974	510	1,968
Interest income	(1,044)	(1,919)	(2,219)	(3,981)
Interest expense	1,582	1,999	2,680	3,980
Other (income) expense, net	(2,584)	702	(4,869)	1,130
Segment and consolidated net loss	$21,394	$14,917	$49,594	$39,219
______________________________________________________________
(1)    Depreciation expense is removed from both “General and administrative” and “Other program expense” and is disclosed separately.
(2)    Other program expenses consist of costs related to the Company’s past development of its CoStAR-TIL technology.

4. Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid general and administrative	$1,641	$1,316
Prepaid research and development	717	4,146
Tax-related receivable	805	2,622
Prepaid contract research organization expenses	—	282
Other current assets	154	959
Total prepaid and other current assets	$3,317	$9,325
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$—	$31,243
Building	—	102,433
Office and computer equipment	509	509
Total property, plant and equipment, gross	509	134,185
Less: accumulated depreciation	(359)	(4,779)
Total property, plant and equipment, net	$150	$129,406
Depreciation expense was nil and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2025, the Company had $112.1 million in assets related to the Tarzana facility on the condensed consolidated balance sheet meeting the criteria of held for sale assets. These assets are recognized at the lower of cost or fair value less costs to sell. The Company estimates the fair value of its Tarzana facility through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data such as comparable building sales. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as proprietary independent research in the market as well as actual quotes from market participants. The Company recognized impairments of nil and $16.6 million related to the building and land during the three and six months ended June 30, 2025, respectively.
The Company recognized non-cash impairment charges of $0.2 million and $2.8 million related to United Kingdom equipment impairments during the three and six months ended June 30, 2024, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$1,356	$2,691
Accrued operational expenses	410	582
Accrued restructuring costs	155	2,073
Accrued research, development and clinical trial expenses	952	209
Accrued in process research and development	10,000	—
Operating lease liabilities, current	456	1,682
Total accrued expenses and other current liabilities	$13,329	$7,237
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
Short-term marketable securities and long-term investments consisted of U.S. Treasury bills that are classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,593	$—	$—	$5,593
U.S. Treasury bills	—	95,794	—	95,794
Total	$5,593	$95,794	$—	$101,387
Financial Liabilities
Contingent consideration	$—	$—	$948	$948

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,632	$—	$—	$5,632
U.S. Treasury bills	—	104,510	—	104,510
Total	$5,632	$104,510	$—	$110,142
Financial Liabilities
Contingent consideration	$—	$—	$948	$948

There were no transfers in or out of Level 1, 2 and 3 measurements for the six months ended June 30, 2025 and the year ended December 31, 2024. As of June 30, 2025 and December 31, 2024, there were no securities within Level 3 of the fair value hierarchy.
As of June 30, 2025 and December 31, 2024, the fair value of the Company’s Loan (as defined in Note 8) was $87.4 million and $84.7 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
6. Financial Instruments
Marketable securities and long-term investments classified as available-for-sale on June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$84,175	$3	$(43)	$84,135
U.S. Treasury bills	Between one and two years	11,658	5	(4)	11,659
Total		$95,833	$8	$(47)	$95,794

	December 31, 2024
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$104,445	$99	$(34)	$104,510
As of June 30, 2025 and December 31, 2024, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of June 30, 2025 and December 31, 2024, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $84.1 million of marketable securities and $11.7 million of long-term investments maturing in less than two years classified as available-for-sale as of June 30, 2025. There were $104.5 million of marketable securities maturing in less than one year classified as available-for-sale as of December 31, 2024.
7. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, Axion Bio entered into the IO Collaboration Agreement with ImmuneOnco, under which it in-licensed several bispecific antibodies, including AXN-2510/IMM2510 and AXN-27M/IMM27M. As part of this agreement, Axion Bio made a $10.0 million upfront payment to ImmuneOnco during the year ended December 31, 2024. This amount was fully expensed as in-process research and development (IPR&D) in the same year.
ImmuneOnco is eligible to receive additional potential near-term payments of up to $20.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
During the year ended December 31, 2024, Axion Bio made a $5.0 million prepayment for development costs, which was fully expensed as of March 31, 2025. A second $5.0 million prepayment for development costs was made in April 2025. This amount was partially expensed under research and development, with a remaining prepaid balance of $0.7 million recorded as of June 30, 2025.
During the quarter ended June 30, 2025, Axion Bio achieved Investigational New Drug (IND) clearance in the United States for a Phase 1 trial of AXN-2510 in relapsed/refractory solid tumors. This milestone triggered a $10.0 million development payment, which was accrued as of June 30, 2025. This amount was fully expensed as IPR&D in the three and six months ended June 30, 2025.
The expenses recognized in connection with the IO Collaboration Agreement were $14.1 million and nil for the three months ended June 30, 2025 and 2024, respectively, and $18.4 million and nil for the six months ended June 30, 2025 and 2024, respectively, and were recorded as a component of research and development expense on the condensed consolidated statements of operations and comprehensive loss.
8. Commitments and Contingencies
Leases
Company as a Lessee: Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Dallas, Texas and Alderley Park in the United Kingdom. During the quarter ended June 30, 2025, the Company terminated its prior lease in Thousand Oaks, California. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that in general require the Company to provide a security deposit. Certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use asset or lease liability as they are not reasonably certain to be exercised. Certain leases have leasehold improvements that are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. Such improvements incurred by the Company will revert to the landlord at the expiration of the lease and will be removed from Company’s condensed consolidated balance sheets.
The Company’s lease costs consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$396	$537	$818	$925
Variable lease cost	463	76	628	366
Total lease cost	$859	$613	$1,446	$1,291
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$398	$734	$815	$1,262

The following table summarizes the Company’s lease assets and liabilities (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$590	$934
Current operating lease liabilities	$456	$1,682
Non-current operating lease liabilities	$6	$1,017
The following table summarizes other supplemental information related to the Company’s lease obligations:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	0.86	1.70
Weighted-average discount rate	6.75%	6.75%
Future minimum lease payments under operating lease liabilities were (in thousands):

June 30, 2025
2025 (remaining six months)	$309
2026	171
Total future lease payments	480
Less: imputed interest	18
Total lease liability balance	462
Less: current portion of operating lease liabilities	456
Total operating lease liabilities, non-current	$6
During the six months ended June 30, 2025 and 2024, the Company evaluated its remaining right-of-use assets for impairment, as the Plan (as defined below in Note 12) has resulted in a cessation of use for several locations. The Company determined these assets were impaired and recognized an impairment loss of nil for each of the three months ended June 30, 2025 and 2024, and nil and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, which are recorded in the line item “restructuring and impairment charges” in the condensed consolidated statements of operations and comprehensive loss.
Company as a Lessor: Tarzana Facility Lease with AstraZeneca
On July 10, 2024, Complex Therapeutics LLC, a wholly owned subsidiary of the Company, entered into a lease with AstraZeneca Pharmaceuticals LP pursuant to which Tenant is leasing the facility located in Tarzana, California (the "Lease"). The Lease has an initial term of approximately 15 years, beginning on July 10, 2024 and ending on July 31, 2039, with Tenant having two consecutive options to extend the term for a five-year period each and a one-time option to terminate the Lease on the tenth anniversary of the commencement of the Lease, which, if exercised, obligates Tenant to pay Complex Therapeutics LLC a termination fee. The initial base rent is approximately $0.6 million per month (approximately $7.5 million annually) and the base rent will escalate by 3% per annum. Tenant is also required to pay certain operating expenses and tax expenses as additional rent. There is rent abatement during the first year of the Lease such that Tenant will pay no rent or reduced rent during this period. Tenant also has a right of first offer to purchase the premises that are subject to the Lease.
The Lease is classified as an operating lease and revenue is recognized on a straight-line basis and is recorded within the consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations. Rental income related to the Lease was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Rental income related to fixed lease income	$2,242	$—	$4,484	$—
Approximate future straight-lined contractual lease income to be recognized under the Lease in effect as of June 30, 2025, are as follows (in thousands):

June 30, 2025
2025 (remaining six months)	$4,484
2026	8,968
2027	8,968
2028	8,968
2029	8,968
2030 and thereafter	85,941
Total	$126,297
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
Debt
In June 2022, the Company’s wholly owned subsidiaries Complex Therapeutics Mezzanine LLC and Complex Therapeutics LLC entered into a mortgage construction loan and mezzanine construction loan (together, the “Construction Loans”) secured by Complex Therapeutic LLC’s Tarzana, California land and building. The initial principal amount of the Construction Loans was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. The Construction Loans were guaranteed by the Company and bore interest at the one-month Secured Overnight Financing Rate, plus 5.25% per annum. The Company discontinued capitalizing interest in June 2023 as the building was substantially complete at such time. On July 10, 2024, Complex Therapeutics LLC entered into the Lease. On December 20, 2024, Complex Therapeutics LLC refinanced the outstanding principal amount under the Construction Loans and the Company treated it as a loan extinguishment for accounting purposes and recorded the $0.4 million of unamortized debt issuance costs associated with the Construction Loans as a loss on debt extinguishment recognized in other expense, net in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
On December 20, 2024 (the “Closing Date”), Complex Therapeutics LLC entered into a Term Loan Agreement (the “Loan”) and related loan documents with Midland National Life Insurance Company (“Lender”), pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million to refinance the Construction Loans. Substantially all of the Loan proceeds were used to repay in full the Construction Loans. As of both June 30, 2025 and December 31, 2024, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.2 million and $1.4 million, respectively.
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
The net carrying amount of the liability component of the Loan was as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal amount	$85,600	$85,600
Unamortized debt issuance cost	(1,180)	(1,413)
Net carrying amount	$84,420	$84,187
The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,389	$1,750	$2,275	$3,482
Amortization of debt issuance cost	193	249	405	498
Total interest expense related to the Loan	$1,582	$1,999	$2,680	$3,980
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements and commitments with third-party vendors for clinical research services, products and other services for operating purposes. These agreements generally provide for termination or cancellation at the Company's option, other than for costs already incurred.
As of June 30, 2025 and December 31, 2024, the Company had nil and $0.1 million outstanding liabilities, respectively, in commitments for employee benefits as part of the Plan (see Note 12). As of June 30, 2025 and December 31, 2024, the Company had $0.2 million and $1.9 million, respectively, in commitments for contract terminations as part of the Plan (see Note 12).
The Company entered into an agreement in 2023 with a third-party collaborator related to the development of the Company's CoStAR-TIL technology. Milestone payments of nil and $2.6 million were made during the six months ended June 30, 2025 and 2024, respectively, and were recorded within research and development expense in the consolidated statements of operations and comprehensive loss.
9. Equity
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends out of legally available funds when and if declared by the Company’s Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the Board of Directors from inception.
As of June 30, 2025 and December 31, 2024, the Company had 6,750,716 and 6,525,887 shares of common stock outstanding, respectively.

At-the-Market Offering (ATM Program)
In March 2025, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”) pursuant to which the Company may, subject to the terms and conditions set forth in the agreement, offer and sell, from time to time, through or to Jefferies, acting as agent or principal, shares of common stock having an aggregate offering price of up to $100.0 million in one or more “at the market offerings” (the “ATM Program”).
During the three months ended June 30, 2025, the Company sold 185,837 shares of common stock under the ATM Program at a weighted-average price of $37.13 per share, for net proceeds of $6.6 million, after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of June 30, 2025 is approximately $93.1 million.
Preferred Stock
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
As of June 30, 2025, 457,088 shares of common stock remained available for issuance under the 2021 Plan.
The following table sets forth stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expense	$137	$534	$370	$1,081
General and administrative expense	1,687	3,639	4,949	7,607
Total stock-based compensation expense	$1,824	$4,173	$5,319	$8,688
As of June 30, 2025, there was $16.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan
In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Board of Directors and stockholders in March 2021, but the Company has not yet commenced offerings to employees under the ESPP. The ESPP provides participating employees with the opportunity to purchase up to an aggregate of 192,148 shares of common stock as of June 30, 2025.
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	June 30,
	2025	2024
Stock options to purchase common stock	1,592,634	1,125,216
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
The 2023 Plan and 2024 Plan are collectively referred to as the “Plan”.
Restructuring and Impairment Charges
As a result of the Plan, listing the Tarzana facility for sale and termination of its Thousand Oaks lease, the Company recorded charges of $0.5 million and $16.6 million within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three and six months ended June 30, 2025, respectively, and $0.5 million and $4.8 million for the three and six months ended June 30, 2024, respectively.
These charges relate to asset impairments, contract terminations, severance payments, employee-related costs and other gains incurred. The following table summarizes the restructuring and impairment (gain) loss by category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Asset impairment for leasehold improvements	$—	$—	$—	$292
One-time employee termination benefits	—	247	—	978
Contract terminations	540	15	53	546
Right-of-use asset impairment	—	—	—	187
Impairment of long-lived assets held for sale	—	246	16,569	2,780
Total restructuring and impairment charges	$540	$508	$16,622	$4,783

Restructuring Liability
As a result of the Plan, a restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During each of the three and six months ended June 30, 2025, the Company paid $1.4 million of restructuring costs and expects to pay the remainder of the restructuring costs by December 31, 2025.
The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2024	$131	$1,942	$2,073
Payments	(131)	(1,300)	(1,431)
Adjustments	—	(487)	(487)
Total restructuring liability as of June 30, 2025	$—	$155	$155

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
ImmuneOnco is conducting a Phase 1 open label trial in China of AXN-2510/IMM2510 as monotherapy in patients with advanced solid tumors that have failed prior therapies, including triple-negative breast cancer, or TNBC, non-small cell lung cancer, or NSCLC, hepatocellular carcinoma, renal cell carcinoma, and rare solid tumors including soft tissue sarcomas and thymic cancer. As of January 13, 2025, ImmuneOnco announced over 100 patients have been enrolled in this clinical trial.
ImmuneOnco is also conducting a Phase 2 open label clinical trial of AXN-2510/IMM2510 in combination with chemotherapy in patients with advanced/metastatic NSCLC. On July 31, 2025, ImmuneOnco announced preliminary safety and efficacy data from the ongoing Phase 2 open-label, multicenter study of IMM2510/

AXN-2510 in combination with chemotherapy for first-line patients with advanced/metastatic NSCLC conducted by ImmuneOnco in China. As of July 1, 2025, 33 patients were dosed at 10 mg/kg of AXN-2510/IMM2510, with 21 patients having at least one tumor assessment (efficacy evaluable). Partial responses were observed in 62% of efficacy evaluable patients, comprising partial responses in 80% (8/10) of patients with squamous NSCLC and 46% (5/11) of patients with non-squamous NSCLC. The majority of efficacy evaluable patients had only one tumor assessment at data cut-off. No dose-limiting toxicities were observed in the 33 safety evaluable patients. In these patients, there were no treatment-related adverse events, or TRAE, leading to dose reduction or death, and only one TRAE leading to drug discontinuation. The most common Grade 3+ TRAEs were hematologic, with uncommon clinical sequelae. Adverse events typically associated with VEGF inhibition (e.g., hypertension, proteinuria, hemoptysis) and immune-related adverse events were uncommon and generally low-grade and infusion-related reactions were nearly all low-grade.
On July 2, 2025, we announced the clearance of an Investigational New Drug (IND) application for AXN-2510/IMM2510 by the U.S. Food and Drug Administration, and we expect to initiate a Phase 1 trial of AXN-2510/IMM2510 as monotherapy for patients with relapsed/refractory solid tumors before the end of 2025.
Since inception, we have had significant operating losses. Our net loss was $21.4 million for the three months ended June 30, 2025 and $49.6 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $704.7 million. As of June 30, 2025, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $103.6 million, which consists of $7.7 million in cash and cash equivalents, approximately $0.2 million in restricted cash, $84.1 million in marketable securities and $11.7 million in long-term investments. We expect to continue to incur net losses for the foreseeable future.
Our development efforts are focused on advancing AXN-2510/IMM2510 and we may pursue additional promising therapeutic in-licensing or acquisition opportunities.
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
Restructuring and Impairment Charges
Restructuring and impairment charges for the six months ended June 30, 2025 primarily consist of contract fees related to terminated contracts, and an impairment loss recognized on long-lived assets held for sale in connection with listing our Tarzana facility for sale in March 2025.
Restructuring and impairment charges for the six months ended June 30, 2024 consist primarily of employee termination costs, contract terminations, and impairment loss recognized on long-lived assets held for sale.
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
As a result of the Plan and the impairment loss related to listing our Tarzana facility for sale, we incurred restructuring and impairment charges of $16.6 million during the six months ended June 30, 2024.
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
Income Tax Provision
We are subject to income taxes in the United States and the United Kingdom. The United Kingdom has statutory tax rates that differ from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of United Kingdom to United States income, the availability of research and development tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes an elective deduction for domestic research and development (R&D) and a reinstatement of elective 100% first-year bonus depreciation, among other provisions. We are currently evaluating the impact of OBBBA on our consolidated financial statements.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$
Operating expenses:
In-process research and development	$10,000	$—	$10,000
Research and development	6,743	2,921	3,822
General and administrative	6,157	10,706	(4,549)
Restructuring and impairment charges	540	508	32
Total operating expenses	23,440	14,135	9,305
Loss from operations	(23,440)	(14,135)	(9,305)
Interest income	1,044	1,919	(875)
Interest expense	(1,582)	(1,999)	417
Other rental income	2,242	—	2,242
Other income (expense), net	342	(702)	1,044
Net loss	$(21,394)	$(14,917)	$(6,477)
In-process Research and Development Expenses

In-process research and development expenses were $10.0 million and nil for the three months ended June 30, 2025 and 2024, respectively. The net increase of $10.0 million was due to:
•$10.0 million increase in research and development costs related to payments made to ImmuneOnco upon achievement of a development milestone under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $6.7 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. The net increase of $3.8 million was primarily due to:
•$5.3 million increase in costs primarily related to research and clinical development activities from our ImmuneOnco collaboration; partially offset by
•$0.5 million decrease in costs from reduced headcount, consisting primarily of a decrease of $0.8 million in wages and benefits and a $0.4 million decrease in stock-based compensation expense, partially offset by an increase of $0.7 million in expenses for professional service fees; and
•$1.0 million decrease in expenses related to facilities and overhead, depreciation, and other expenses.
The following table shows our research and development expenses by program for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
In-process research and development:
AXN-2510/IMM2510	$10,000	$—
Research and development:
AXN-2510/IMM2510	6,597	—
Other program expenses (1)	146	2,921
Total research and development expenses	6,743	2,921
Total research and development by program	$16,743	$2,921
_____________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses
General and administrative expenses were $6.2 million and $10.7 million for the three months ended June 30, 2025 and 2024, respectively. The net decrease of $4.5 million was primarily due to:
•$2.3 million decrease in costs from reduced headcount, consisting of decreases in wages, benefits, and other employee related expenses of $0.3 million and stock-based compensation expense of $2.0 million;
•$1.4 million decrease in facility and other office expenses; and
•$0.8 million decrease in consulting and professional services costs.
Restructuring and Impairment Charges
Restructuring and impairment charges were approximately $0.5 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. The net change of nil was primarily due to:
•$0.3 million decrease in costs from impairments of assets held for sale;
•$0.2 million decrease in severance payments and benefits continuation costs; partially offset by
•$0.5 million increase in costs resulting from a termination of a contract.

Interest Income, Interest Expense, Other Rental Income and Other Income (Expense), Net
Interest income, interest expense, other rental income and other income (expense), net was $2.0 million of income and $0.8 million of expense for the three months ended June 30, 2025 and 2024, respectively. The increase of $2.8 million was primarily due to:
•$2.2 million increase in rental income related to the Tarzana facility;
•$0.7 million change in fair value from terminated derivative financial instrument;
•$0.4 million increase in gain on foreign currency transactions; and
•$0.4 million decrease in interest expense from our note payable; partially offset by
•$0.9 million decrease in interest income related to our investments.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$
Operating expenses:
In-process research and development	$10,000	$—	$10,000
Research and development	12,114	10,177	1,937
General and administrative	15,266	23,130	(7,864)
Restructuring and impairment charges	16,622	4,783	11,839
Total operating expenses	54,002	38,090	15,912
Loss from operations	(54,002)	(38,090)	(15,912)
Interest income	2,219	3,981	(1,762)
Interest expense	(2,680)	(3,980)	1,300
Other rental income	4,484	—	4,484
Other income (expense), net	385	(1,130)	1,515
Net loss	$(49,594)	$(39,219)	$(10,375)

In-process Research and Development Expenses
In-process research and development expenses were $10.0 million and nil for the six months ended June 30, 2025 and 2024, respectively. The net increase of $10.0 million was due to:
•$10.0 million increase in research and development costs related to payments made to ImmuneOnco upon achievement of a development milestone under the collaboration agreement.
Research and Development Expenses
Research and development expenses were $12.1 million and $10.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase in research and development expenses of $1.9 million was primarily due to:
•$6.3 million increase in costs related to research and clinical development activities from our ImmuneOnco collaboration; partially offset by,
•$3.0 million decrease in costs from reduced headcount, consisting primarily of a decrease of $3.0 million in wages and benefits, $0.7 million decrease in stock-based compensation expense; partially offset by $0.7 million increase in expenses for professional services; and
•$1.4 million decrease in expenses related to facilities and overhead, depreciation, and other expenses.

The following table shows our research and development expenses by program for the six months ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024
In-process research and development:
AXN-2510/IMM2510	$10,000	$—
Research and development:
AXN-2510/IMM2510	11,312	—
Other program expenses (1)	802	10,177
Total research and development expenses	12,114	10,177
Total research and development by program	$22,114	$10,177
______________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses
General and administrative expenses were $15.3 million and $23.1 million for the six months ended June 30, 2025 and 2024, respectively. The net decrease of $7.9 million was primarily due to:
•$5.0 million decrease in costs from reduced headcount, mainly due to a decrease in wages of $2.1 million, a decrease in stock-based compensation expense of $2.7 million and a decrease in other employee-related expenses of $0.2 million;
•$2.3 million decrease in depreciation, facility costs, and insurance expenses; and
•$0.6 million decrease in consulting and professional services costs.
Restructuring and Impairment Charges
Restructuring and impairment charges were $16.6 million and $4.8 million for the six months ended June 30, 2025 and 2024, respectively. The net increase of $11.8 million was primarily due to:
•$13.8 million increase in costs from impairments of assets held for sale, primarily an impairment of the Tarzana facility; partially offset by,
•$1.0 million decrease in severance payments and benefits continuation costs;
•$0.5 million decrease in costs resulting from termination of contracts;
•$0.3 million decrease in costs from leasehold improvement impairments; and
•$0.2 million decrease in costs from impairments of right-of-use assets.
Interest Income, Interest Expense, Other Rental Income and Other Income (Expense), Net
Interest income, interest expense, other rental income and other income (expense), net were $4.4 million of income and $1.1 million of expense for the six months ended June 30, 2025 and 2024, respectively. The increase of $5.5 million was primarily due to:
•$4.5 million increase in rental income related to our Tarzana facility;
•$0.7 million increase in gain on foreign currency transactions;
•$1.3 million decrease of interest expense from our note payable; and
•$0.8 million change in fair value from terminated derivative financial instrument; partially offset by,
•$1.8 million decrease of interest income related to our investments.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from commercial sales of any product candidates for at least several years, if ever.
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
In June 2022, our wholly owned subsidiaries, Complex Therapeutics Mezzanine LLC, and Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Construction Loans, secured by Complex Therapeutics LLC's Tarzana, California land and building. Construction of the Tarzana facility was completed and the facility has been leased to AstraZeneca Pharmaceuticals LP, or Tenant. The initial principal amount of the Construction Loans was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. During the year ended December 31, 2024, Complex Therapeutics LLC refinanced the outstanding principal amount under the Construction Loans and we treated it as an extinguishment for accounting purposes. On December 20, 2024, or the Closing Date, Complex Therapeutics LLC entered into a Term Loan Agreement and related loan documents with Midland National Life Insurance Company, or Lender, pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million, or the Loan, to refinance the Construction Loans secured by the facility in Tarzana, California. Substantially all of the Loan proceeds were used to repay in full the Construction Loans. As of June 30, 2025, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.2 million.
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
In March 2025, we entered into an Open Market Sale AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, under which we may offer and sell, from time to time, shares of our common stock through Jefferies, with an aggregate offering price of up to $100.0 million by methods deemed to be an “at the market offering,” or the ATM Program.
During the three months ended June 30, 2025, we sold an aggregate of 185,837 shares of our common stock under the ATM Program for net proceeds of $6.6 million after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of June 30, 2025 was approximately $93.1 million.
As of June 30, 2025, we had cash and cash equivalents, restricted cash, marketable securities and long-term investments of $103.6 million, which consisted of $7.7 million in cash and cash equivalents, approximately $0.2 million in restricted cash, $84.1 million in marketable securities and $11.7 million in long-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026. In March 2025, the Board of Directors approved a plan to sell the Tarzana facility and we listed our Tarzana facility for sale. The facility is leased, and Tenant has a right of first offer to purchase it. If we are successful in selling the Tarzana facility, such a transaction could potentially extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong, we may not be successful in securing a sale of the Tarzana facility in a timely manner, or at all, and we could utilize our available capital resources sooner than we expect.
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

As discussed above, on August 1, 2024, Axion Bio entered into the IO Collaboration Agreement with ImmuneOnco, under which it in-licensed several bispecific antibodies, including AXN-2510/IMM2510 and AXN-27M/IMM27M. As part of this agreement, Axion Bio made a $10.0 million upfront payment to ImmuneOnco during the year ended December 31, 2024. This amount was fully expensed as IPR&D in the same year.
During the year ended December 31, 2024, Axion Bio made a $5.0 million prepayment for development costs, which was fully expensed as of March 31, 2025. A second $5.0 million prepayment for development costs was made in April 2025. This amount was partially expensed under research and development, with a remaining prepaid balance of $0.7 million recorded as of June 30, 2025.
In June 2025, Axion Bio achieved Investigational New Drug (IND) clearance in the United States for a Phase 1 trial of AXN-2510 in relapsed/refractory solid tumors. This milestone triggered a $10.0 million development payment, which was accrued as of June 30, 2025. This amount was fully expensed as IPR&D in the three and six months ended June 30, 2025.
ImmuneOnco is eligible to receive additional potential near-term payments of up to $20.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
We lease operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of June 30, 2025, our future minimum lease payments under committed or non-cancelable lease agreements were $0.5 million.
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

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Cash used in operating activities	$(18,986)	$(25,004)
Cash provided by investing activities	9,211	21,160
Cash provided by financing activities	6,914	—
Net decrease in cash, cash equivalents, and restricted cash	$(2,861)	$(3,844)
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2025 was $19.0 million, which consisted of the net loss of $49.6 million, and a $1.4 million net change to our net operating assets and liabilities, partially offset by $32.0 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The non-cash charges primarily consisted of impairment of property, plant and equipment of $16.6 million, in-process research and development expenses of $10.0 million, stock-based compensation expense of $5.3 million, depreciation expense of $0.5 million, and non-cash interest expense of $0.4 million, partially offset by a change in foreign exchange remeasurement of $0.6 million and accretion on invested securities of $0.2 million. The net change in our operating assets and liabilities was primarily due to an increase of $3.2 million in accrued expenses and other current liabilities, a decrease of $2.4 million in other long-term assets, a decrease of $1.5 million in operating lease liabilities, and a decrease of $0.1 million in accounts payable, partially offset by a decrease of $5.8 million in prepaid expenses and other current assets.
Cash used in operating activities for the six months ended June 30, 2024 was $25.0 million, which consisted of the net loss of $39.2 million, partially offset by $13.4 million in non-cash charges and other adjustments, and a $0.8 million net change to our net operating assets and liabilities to reconcile net loss to net cash used in operating activities. The non-cash charges primarily consisted of stock-based compensation expense of $8.7 million, impairment of property, plant and equipment, impairment of right-of-use assets, and loss on disposal of property and equipment of $3.3 million, change in fair value of interest cap derivative instrument and non-cash interest expense of $1.4 million, and depreciation expense of $2.0 million, partially offset by accretion on invested securities of $2.4 million. The net change in our operating assets and liabilities was primarily due to a decrease of $0.2 million in accrued expenses and other current liabilities, a decrease of $2.5 million in prepaid expenses and other current assets, an increase of $0.9 million in other long-term assets, and a decrease of $0.6 million in operating lease liabilities.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2025 was $9.2 million, consisting primarily of $8.8 million of cash provided by marketable securities investments and $0.4 million of cash received from held for sale assets.
Cash provided by investing activities for the six months ended June 30, 2024 was $21.2 million, which consisted primarily of $20.6 million of cash provided by marketable securities investments and $0.5 million of cash received from held for sale assets.

Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2025 was $6.9 million, and primarily consisted of net proceeds from our ATM Program of $6.6 million and net proceeds from the exercise of stock options of $0.5 million, partially offset by loan agreement closing costs of $0.2 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including clinical development of AXN-2510/IMM2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including AXN-2510/IMM2510, or curtail our planned operations and the pursuit of our growth strategy.
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
•Our collaborator, ImmuneOnco, is conducting clinical trials for AXN-2510/IMM2510 in China, and the FDA and similar foreign regulatory authorities outside of China may not accept data from such trials to support registration studies and regulatory approval.
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
Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $49.6 million and $39.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $704.7 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering, private placements of convertible preferred stock, and offerings under our ATM Program to date. We have no products approved for commercialization and have never generated any revenue from product sales.
All of our product candidates are in preclinical development, or early-stage clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be many years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
•pursue clinical development of AXN-2510/IMM2510 and undertake other development efforts pursuant to the license and collaboration agreement with ImmuneOnco, or the IO Collaboration Agreement;
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
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including clinical development of AXN-2510/IMM2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including AXN-2510/IMM2510, or curtail our planned operations and the pursuit of our growth strategy.
Our operations have consumed substantial amounts of cash since inception. Developing our in-licensed product candidates, including AXN-2510/IMM2510, conducting preclinical testing and clinical trials and developing manufacturing operations for our product candidates is a time-consuming, identifying and potentially acquiring or in-licensing additional new product candidates, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, seek to potentially license-in or otherwise acquire additional new product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, build our manufacturing capabilities, and seek marketing approval for any product candidates that successfully complete clinical trials. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of June 30, 2025, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $103.6 million, which consists of $7.7 million in cash and cash equivalents, approximately $0.2 million in restricted cash, $84.1 million in marketable securities and $11.7 million in long-term investments. We believe that our existing cash, cash equivalents, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
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
We will need to raise additional capital to support our operations and execute on our business strategy. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings or license and collaboration agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, the agreements governing our term loan contains certain affirmative and negative covenants, including restrictions on incurring additional debt, maintaining a specified minimum net worth and amount of liquid assets, which could limit our operations.
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
To date, we have recorded significant impairment losses on long-lived assets. Most recently, during the six months ended June 30, 2025, we recorded impairment losses on long-lived assets held for sale of $16.6 million related to our Tarzana facility.
We have listed our Tarzana, California facility for sale, which, effective July 10, 2024, has been leased to AstraZeneca Pharmaceuticals LP, which has a right of first offer to purchase the facility; however, we can provide no assurances that we will successfully sell our Tarzana facility, that we will do so in accordance with our expected timeline or that we will recover its carrying value, and we may suffer additional impairment losses related to our Tarzana facility. The process of pursuing the plan to sell our Tarzana facility may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected. Any potential transactions, and the related valuation, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms.
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
We currently have no products approved for commercial sale, and all of our product candidates are currently in early-stage development, including our lead product candidate AXN-2510/IMM2510. As an organization, we have no prior experience completing any clinical trials; we have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate. AXN-2510/IMM2510 is the only product candidate we are actively developing and will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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

•effective INDs from the FDA, or comparable foreign applications, that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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
We are providing funding for clinical trials of AXN-2510/IMM2510 led by ImmuneOnco in China. In addition, ImmuneOnco is pursuing additional clinical trials of AXN -2510/IMM2510 in China. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. Additional risks include procedural delays, timing issues and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration, or NMPA, with respect to the trials that ImmuneOnco is conducting expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.

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
Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that our clinical trials, or collaborator-led clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our clinical trials may not be successful.
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
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had limited discussions with the FDA regarding our clinical development of AXN-2510/IMM2510 or regulatory approval for AXN-2510/IMM2510. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate.
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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators' clinical trials;
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
Success in preclinical testing and early stage clinical trials, including testing and trials conducted by us or by ImmuneOnco in China, does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical studies and initial clinical trials.
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
Further, others, including regulatory agencies, may not accept or agree with our or ImmuneOnco's assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular development program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed meaningful by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line or preliminary data that we or ImmuneOnco report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.
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
We are early in our development efforts for our product candidates and will need to successfully complete clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. As an organization, we are early in the process of collaborating with ImmuneOnco on the development of AXN-2510/IMM2510 and AXN-27M/IMM27M and have no experience completing any clinical trial, have limited experience in preparing regulatory submissions and have not previously submitted a BLA or MAA for any product candidate. We have a small clinical development team. We have no prior experience developing bispecific antibodies and have no experience treating patients with bispecific antibodies. We have had limited interactions with the FDA related to AXN-2510/IMM2510 and cannot be certain how many clinical trials of AXN-2510/IMM2510 will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of AXN-2510/IMM2510, or any other product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop, including AXN-2510/IMM2510. Failure to commence or complete, or delays in, our collaboration or planned clinical trials could prevent us from or delay us in commercializing our product candidates, including AXN-2510/IMM2510.
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
Our collaborator, ImmuneOnco, is conducting clinical trials for AXN-2510/IMM2510 in China, and the FDA and similar foreign regulatory authorities outside of China may not accept data from such trials to support registration studies and regulatory approval.
Our subsidiary, Axion Bio, Inc., or Axion Bio, is party to a collaboration with ImmuneOnco pursuant to which ImmuneOnco is pursuing clinical trials of AXN-2510/IMM2510 in China to generate clinical data from patients with certain solid tumor cancers, including of AXN-2510/IMM2510 in non-small cell lung cancer. In addition, we may choose to conduct other clinical trials outside the United States, including in Australia, Canada, Europe, the United Kingdom or other foreign jurisdictions. The acceptance by the FDA of data from clinical trials conducted in China or any other clinical trial outside the United States may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with

Phase 3 clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States, including China, or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
In addition, there are risks inherent in conducting clinical trials in jurisdictions outside the U.S. including:
•regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct clinical trials;
•foreign exchange fluctuations;
•manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research; and
•the risk that patient populations in such trials are not considered representative of patient populations in the U.S. and other markets.
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

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones, including in connection with our collaboration with ImmuneOnco. These milestones may include the commencement or completion of, and availability of data from, preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. In particular with respect to expected milestones related to our lead product candidate, AXN-2510/IMM2510, we are setting timelines and making assumptions for a product candidate that we in-licensed recently. We have no prior experience developing a bispecific antibody and, accordingly, are making clinical, regulatory, manufacturing and other assumptions related to a bispecific antibody for the first time. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In addition, failure to meet projected milestones may negatively impact the trading price of our common stock and our ability to raise additional capital on attractive terms or at all.
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
We do not operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates and currently have no long-term supply agreements for the production of any of our product candidates. We have no personnel with experience in manufacturing bispecific antibodies and lack the resources and the capabilities to manufacture any of our product candidates on any scale, including clinical or commercial scale. We currently plan to rely on third parties for supply of our product candidates and for commercial supply if any of our product candidates are approved for sale.
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
Our reliance on ImmuneOnco and other third party manufacturers exposes us to the risk that such manufacturers may divert their capacity and/or supply of materials needed for our product candidates, compromising our ability to complete our clinical trials or commercialize our product candidates. Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and/or supply of material needed for the manufacture of AXN-2510/IMM2510 or our other product candidates. If our competitors are able to use their resources to secure preferential access to the supply capacity of third party manufacturers, or if third party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of AXN-2510/IMM2510 or any other product candidates may be impacted resulting in significant delays and higher costs for development and commercialization of our products. We may not be able to complete our clinical trials or market our products at scale without stable partnerships with third party manufacturers who produce AXN-2510/IMM2510 or other drug compounds necessary for our product candidates.
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
The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, any incidence and prevalence estimates included in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, or the SEC, should be viewed with caution. Further, the data and statistical information used in this Quarterly Report on Form 10-Q or our other filings with the SEC, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of immuno-oncology therapies for the treatment of solid tumor cancers, including Akeso Therapeutics, ALX Oncology, Arcus Therapeutics, AstraZeneca plc, Beigene, BioAtla, BioNTech/Bristol Myers, Cytomx, Genentech/Roche, Gilead Sciences, Merck, Novartis, Pfizer/3SBio, Regeneron, RemeGen Co., and Summit Therapeutics.
Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of NSCLC and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either as monotherapy or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. Several medications have been approved by FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab and ipilmumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab and ramucirumab. In addition, there are several targeted therapies that have also been approved, including, but not limited to, osimertinib, adagrasib, and alectinib. Beyond currently approved therapies, several potential therapeutics are in various stages of development and clinical trials for the treatment of NSCLC, including late-stage candidates which have recently released Phase III clinical trial data in NSCLC in 2023, such as Daiichi Sankyo and AstraZeneca’s datopotamab deruxetecan and Johnson & Johnson’s amivantamab and lazertinib. Finally, there are candidates in various stages of ongoing clinical trials for NSCLC, including Daiichi Sankyo and Merck with patritumab deruxtecan and AstraZeneca’s volrustomig, each currently enrolling in Phase III clinical trials.
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
We have a small clinical operations team and intend to engage CROs and other third parties to conduct our planned preclinical studies or clinical trials and to monitor and manage data. We expect to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by public health emergencies.
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
Risks Related to our Intellectual Property
We depend on our relationship with, and the comprehensiveness of the intellectual property licensed from, ImmuneOnco, and termination of the IO Collaboration Agreement or issues related to the licensed intellectual property could have a material adverse effect on our business.

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
•ownership of specific intellectual property; and
•the impact on payments and costs associated with commercialization if there is blocking intellectual property in or costs associated with prosecution, maintenance and enforcement under the IO Collaboration Agreement.
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
Political relations between the United States and China are strained. Each country has been enacting sanctions and threatening additional sanctions against the other. The United States Congress has been pursuing potential legislation targeting certain China-based biopharmaceutical companies and other China-based companies. Additionally, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies, and U.S. laws and regulations affecting biopharmaceutical companies based in or operating in China are also unpredictable. Any regulatory changes and changes in U.S.-China relations may have a material adverse effect on our collaboration with ImmuneOnco, which could harm our business and financial condition.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act," or OBBBA, was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes also include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (1) reducing agency workforce; (2) directing, program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending, eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our product candidates, if approved, which could have a material adverse effect on our business, financial condition and results of operations. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
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
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and could in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts and unsuccessful attempts to impersonate key personnel in email in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. We expend significant resources and we may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures to protect our information technology systems and sensitive information.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate and remediate vulnerabilities, in our information systems (such as our hardware or software, including that of third parties with whom we work), but we have not in the past and may not in the future be able to detect and remediate all vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or the CCPA, as amended applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other states have also passed or are considering comprehensive privacy laws, and similar laws are being considered at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties with whom we work.
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
Our common stock is listed on The Nasdaq Stock Market LLC. If an active trading market for our shares does not continue to be developed or sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all.
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
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures, such as our recent strategic reprioritization and restructurings;
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
Additionally, as of June 30, 2025 the holders of approximately 2.3 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-

consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
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
None.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

August 13, 2025	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)