Form 10-Q
period 2025-09-30
Instil Bio, Inc.
filed 2025-11-13
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,781,976 shares of Common Stock, $0.000001 par value per share	November 11, 2025

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,801	$8,805
Restricted cash	280	1,830
Marketable securities	73,867	104,510
Prepaid expenses and other current assets	4,220	9,325
Assets held for sale	112,096	—
Total current assets	196,264	124,470
Property, plant and equipment, net	138	129,406
Operating lease right-of-use assets	415	934
Long-term investments	3,444	—
Accrued rent receivable	7,360	4,267
Other long-term assets	4,147	4,490
Total assets	$211,768	$263,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$928	$659
Accrued expenses and other current liabilities	4,769	7,237
Total current liabilities	5,697	7,896
Contingent consideration	948	948
Operating lease liabilities, non-current	—	1,017
Loan payable	84,613	84,187
Other long-term liabilities	88	83
Total liabilities	91,346	94,131
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,781,976 and 6,525,887 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	—	—
Additional paid-in capital	839,331	824,780
Accumulated other comprehensive loss	(612)	(228)
Accumulated deficit	(718,297)	(655,116)
Total stockholders’ equity	120,422	169,436
Total liabilities and stockholders’ equity	$211,768	$263,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
In-process research and development	$—	$10,000	$10,000	$10,000
Research and development	9,127	562	21,241	10,739
General and administrative	5,895	10,707	21,161	33,837
Restructuring and impairment charges	—	2,362	16,622	7,146
Total operating expenses	15,022	23,631	69,024	61,722
Loss from operations	(15,022)	(23,631)	(69,024)	(61,722)
Interest income	893	1,654	3,112	5,635
Interest expense	(1,582)	(2,007)	(4,262)	(5,988)
Other rental income	2,242	1,493	6,726	1,493
Other (expense) income, net	(118)	(530)	267	(1,658)
Net loss	(13,587)	(23,021)	(63,181)	(62,240)
Other comprehensive loss:
Foreign currency translation	122	(291)	(351)	(252)
Unrealized gain (loss) on available-for-sale securities, net	71	398	(33)	80
Net comprehensive loss	$(13,394)	$(22,914)	$(63,565)	$(62,412)
Net loss per share, basic and diluted	$(2.01)	$(3.54)	$(9.53)	$(9.57)
Weighted-average shares used in computing net loss per share, basic and diluted	6,757,742	6,506,681	6,629,949	6,504,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss)
Balance - December 31, 2024	6,525,887	$—	$824,780	$(228)	$(655,116)	$169,436
Issuance of common stock upon exercise of stock options	33,040	—	404	—	—	404
Stock-based compensation	—	—	3,495	—	—	3,495
Net loss	—	—	—	—	(28,200)	(28,200)
Other comprehensive loss	—	—	—	(223)	—	(223)
Balance - March 31, 2025	6,558,927	—	828,679	(451)	(683,316)	144,912
Issuance of common stock upon exercise of stock options	5,952	—	71	—	—	71
Issuance of common stock in at-the-market offering, net of $0.3 million in issuance costs	185,837	—	6,611	—	—	6,611
Stock-based compensation	—	—	1,824	—	—	1,824
Net loss	—	—	—	—	(21,394)	(21,394)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance - June 30, 2025	6,750,716	—	837,185	(805)	(704,710)	131,670
Issuance of common stock upon exercise of stock options	31,260	—	378	—	—	378
Stock-based compensation	—	—	1,768	—	—	1,768
Net loss	—	—	—	—	(13,587)	(13,587)
Other comprehensive income	—	—	—	193	—	193
Balance - September 30, 2025	6,781,976	$—	$839,331	$(612)	$(718,297)	$120,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		(Loss)
Balance - December 31, 2023	6,503,913	$—	$807,158	$(348)	$(580,981)	$225,829
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(24,302)	(24,302)
Other comprehensive loss	—	—	—	(215)	—	(215)
Balance - March 31, 2024	6,503,913	—	811,673	(563)	(605,283)	205,827
Stock-based compensation	—	—	4,173	—	—	4,173
Net loss	—	—	—	—	(14,917)	(14,917)
Other comprehensive loss	—	—	—	(64)	—	(64)
Balance - June 30, 2024	6,503,913	—	815,846	(627)	(620,200)	195,019
Shares of common stock issued in connection with incentive stock plan	21,353		159			159
Stock-based compensation	—	—	4,068	—	—	4,068
Net loss	—	—	—	—	(23,021)	(23,021)
Other comprehensive income	—	—	—	107	—	107
Balance - September 30, 2024	6,525,266	$—	$820,073	$(520)	$(643,221)	$176,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(63,181)	$(62,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,087	12,756
Non-cash lease expense	214	174
Foreign exchange remeasurement gain	(503)	(278)
Impairment of property, plant and equipment	16,569	4,285
Impairment of right-of-use assets	—	827
Change in fair value of contingent consideration	—	(2,500)
Depreciation	522	2,869
Restructuring costs	(91)	—
In-process research and development expenses	10,000	10,000
Accretion on invested securities	(70)	(3,861)
Non-cash interest expense	598	754
Change in fair value of derivative financial instrument	—	265
Loss on disposals of property and equipment	—	343
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,933	(2,540)
Other long-term assets	345	(3,115)
Accrued rent receivable	(3,093)	(1,493)
Accounts payable	264	(34)
Operating lease liabilities	(1,561)	(995)
Accrued expenses and other current liabilities	(1,576)	(354)
Net cash used in operating activities	(29,543)	(45,137)
Cash flows from investing activities:
Purchase of marketable securities	(83,465)	(106,684)
Maturities of marketable securities	110,700	158,700
Cash received from held for sale assets	423	546
Acquired in-process research and development	(10,000)	(10,000)
Purchase of derivative financial instrument	—	(1,588)
Net cash provided by investing activities	17,658	40,974
Cash flows from financing activities:
Proceeds from at-the-market offering, net of $0.3 million in issuance costs	6,611	—
Proceeds from exercise of stock options	853	159
Loan agreement closing costs	(172)	—
Net cash provided by financing activities	7,292	159
Net decrease in cash, cash equivalents and restricted cash	(4,593)	(4,004)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39	(29)
Cash, cash equivalents and restricted cash—beginning of period	10,635	10,696
Cash, cash equivalents and restricted cash—end of period	$6,081	$6,663
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,664	$5,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. The Company is advancing the development of its lead product candidate, AXN-2510/IMM2510 (“‘2510”), a bispecific antibody targeting both programmed death-ligand 1 (“PD-L1”) and vascular endothelial growth factor (“VEGF”) in solid tumor cancers, and seeks to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
In August 2024, the Company’s wholly owned subsidiary, Axion Bio, Inc. (“Axion Bio”), in-licensed certain bispecific antibodies, including ‘2510 and AXN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4 from ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”). ‘2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco (the “IO Collaboration Agreement”), Axion Bio has an exclusive license to research, develop, manufacture and commercialize these product candidates globally, including in the United States, Europe and Japan, excluding mainland China, Hong Kong, Macau and Taiwan (“Greater China”). ImmuneOnco retains development and commercialization rights in Greater China.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the results of its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 4, 2025.
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
Restricted cash consists of a cash reserve which served as collateral for the Loan (as defined in Note 8) on the condensed consolidated balance sheet as of December 31, 2024. As of September 30, 2025 the restricted cash consists of a cash reserve allocated to future tax payments. There was $0.3 million and $1.8 million of restricted cash as of September 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets.
The Company’s investments in marketable securities and long-term investments have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of September 30, 2025 and December 31, 2024, marketable securities and long-term investments consisted of U.S. Treasury bills.
The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, there were no impairment losses for the investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$5,801	$8,805
Restricted cash	280	1,830
Cash, cash equivalents and restricted cash	$6,081	$10,635
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
In March 2025, the Company’s board of directors (the “Board of Directors”) approved a plan to sell the Tarzana facility. The Company engaged a broker to facilitate the sale of the Tarzana facility and therefore reclassified the land and building as held for sale in the condensed consolidated balance sheet as of September 30, 2025. Refer to Note 4.
The facility is currently leased to AstraZeneca Pharmaceuticals LP (“Tenant”) and Tenant has a right of first offer to purchase it. Refer to Note 8.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. The Company recognized an impairment of long-lived assets held for sale related to the Tarzana facility of nil and $16.6 million during the three and nine months ended September 30, 2025, respectively.
The Company recognized non-cash impairment charges of $1.5 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, related to impairment of the Company’s Manchester, United Kingdom manufacturing equipment being reclassified as held for sale.
The Company recognized non-cash impairment charges of nil for each of the three and nine months ended September 30, 2025, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, related to impairment of leasehold improvements.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect adoption of ASU 2023-09 to have a material impact on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU no. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU 2024-03 on its condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect adoption of ASU 2025-07 to have a material impact on its condensed consolidated financial statements and related disclosures.
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
The following table is a summary of the segment loss, including significant segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
In-process research and development	$—	$10,000	$10,000	$10,000
AXN-2510/IMM2510	9,040	437	20,351	437
Other program expenses(1)(2)	87	—	890	9,656
General and administrative(1)	5,883	9,930	20,639	31,614
Restructuring and impairment charges	—	2,362	16,622	7,146
Depreciation	12	902	522	2,869
Interest income	(893)	(1,654)	(3,112)	(5,635)
Interest expense	1,582	2,007	4,262	5,988
Other (income) expense, net	(2,124)	(963)	(6,993)	165
Segment and consolidated net loss	$13,587	$23,021	$63,181	$62,240
______________________________________________________________
(1)    Depreciation expense is removed from both “General and administrative” and “Other program expense” and is disclosed separately.
(2)    Other program expenses consist of costs related to the Company’s past development of its CoStAR-TIL technology.

4. Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid general and administrative	$1,174	$1,316
Prepaid research and development	1,608	4,146
Tax-related receivable	843	2,622
Prepaid contract research organization expenses	431	282
Other current assets	164	959
Total prepaid and other current assets	$4,220	$9,325
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$—	$31,243
Building	—	102,433
Office and computer equipment	509	509
Total property, plant and equipment, gross	509	134,185
Less: accumulated depreciation	(371)	(4,779)
Total property, plant and equipment, net	$138	$129,406
Depreciation expense was $0.01 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2025, the Company had $112.1 million in assets related to the Tarzana facility on the condensed consolidated balance sheet meeting the criteria of held for sale assets. These assets are recognized at the lower of cost or fair value less costs to sell. The Company estimates the fair value of its Tarzana facility through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data such as comparable building sales. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as proprietary independent research in the market as well as actual quotes from market participants. The Company recognized impairments of nil and $16.6 million related to the building and land during the three and nine months ended September 30, 2025, respectively.
The Company recognized non-cash impairment charges of $1.5 million and $4.3 million related to United Kingdom equipment impairments during the three and nine months ended September 30, 2024, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$2,085	$2,691
Accrued operational expenses	869	582
Accrued restructuring costs	155	2,073
Accrued research, development and clinical trial expenses	1,355	209
Operating lease liabilities, current	305	1,682
Total accrued expenses and other current liabilities	$4,769	$7,237
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$3,253	$—	$—	$3,253
U.S. Treasury bills	—	77,311	—	77,311
Total	$3,253	$77,311	$—	$80,564
Financial Liabilities
Contingent consideration	$—	$—	$948	$948

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,632	$—	$—	$5,632
U.S. Treasury bills	—	104,510	—	104,510
Total	$5,632	$104,510	$—	$110,142
Financial Liabilities
Contingent consideration	$—	$—	$948	$948

There were no transfers in or out of Level 1, 2 and 3 measurements for the nine months ended September 30, 2025 and the year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, there were no securities within Level 3 of the fair value hierarchy.
As of September 30, 2025 and December 31, 2024, the fair value of the Company’s Loan (as defined in Note 8) was $85.4 million and $84.7 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
6. Financial Instruments
Marketable securities and long-term investments classified as available-for-sale on September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$73,829	$47	$(9)	$73,867
U.S. Treasury bills	Between one and two years	3,450	—	(6)	3,444
Total		$77,279	$47	$(15)	$77,311

	December 31, 2024
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$104,445	$99	$(34)	$104,510
As of September 30, 2025 and December 31, 2024, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. As of September 30, 2025 and December 31, 2024, marketable securities that had contractual maturities between one and two years are classified as long-term because management considers these marketable securities to be available for operations beyond one year. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $73.9 million of marketable securities and $3.4 million of long-term investments maturing in less than two years classified as available-for-sale as of September 30, 2025. There were $104.5 million of marketable securities maturing in less than one year classified as available-for-sale as of December 31, 2024.
7. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, Axion Bio entered into the IO Collaboration Agreement with ImmuneOnco, under which it in-licensed several bispecific antibodies, including ‘2510 and AXN-27M/IMM27M. As part of this agreement, Axion Bio made a $10.0 million upfront payment to ImmuneOnco during the year ended December 31, 2024. This amount was fully expensed as in-process research and development (IPR&D) in the same year.
ImmuneOnco is eligible to receive additional potential near-term payments of up to $15.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
During the year ended December 31, 2024, Axion Bio made a $5.0 million prepayment to ImmuneOnco for development costs, which was fully expensed in research and development as of March 31, 2025. A second $5.0 million prepayment for development costs was made to ImmuneOnco in April 2025, which was fully expensed in research and development as of September 30, 2025. A third $5.0 million prepayment to ImmuneOnco for development costs was made in August 2025. This amount was partially expensed under research and development, with a remaining prepaid balance of $1.6 million recorded as of September 30, 2025.
In June 2025, Axion Bio achieved Investigational New Drug (IND) clearance in the United States for a Phase 1 trial of ‘2510 in relapsed/refractory solid tumors. This milestone triggered a $10.0 million development payment to ImmuneOnco, which was paid in July 2025. This amount was fully expensed as IPR&D during the second quarter of 2025.
The expenses recognized in connection with the IO Collaboration Agreement were $4.1 million and $10.0 million for the three months ended September 30, 2025 and 2024, respectively, and $22.5 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively, and were recorded as a component of research and development expense on the condensed consolidated statements of operations and comprehensive loss.
8. Commitments and Contingencies
Leases
Company as a Lessee: Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Dallas, Texas and Alderley Park in the United Kingdom. During April 2025, the Company terminated its prior lease in Thousand Oaks, California. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that in general require the Company to provide a security deposit. Certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use asset or lease liability as they are not reasonably certain to be exercised. Certain leases have leasehold improvements that are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. Such improvements incurred by the Company will revert to the landlord at the expiration of the lease and will be removed from Company’s condensed consolidated balance sheets.
The Company’s lease costs consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$290	$172	$1,108	$1,097
Variable lease cost	24	283	652	649
Total lease cost	$314	$455	$1,760	$1,746
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$265	$494	$1,080	$1,756

The following table summarizes the Company’s lease assets and liabilities (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$415	$934
Current operating lease liabilities	$305	$1,682
Non-current operating lease liabilities	$—	$1,017
The following table summarizes other supplemental information related to the Company’s lease obligations:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	0.63	1.70
Weighted-average discount rate	6.75%	6.75%
Future minimum lease payments under operating lease liabilities were (in thousands):

September 30, 2025
2025 (remaining three months)	$145
2026	170
Total future lease payments	315
Less: imputed interest	10
Total lease liability balance	305
Less: current portion of operating lease liabilities	305
Total operating lease liabilities, non-current	$—
During the nine months ended September 30, 2025 and 2024, the Company evaluated its remaining right-of-use assets for impairment, as the Plan (as defined below in Note 12) has resulted in a cessation of use for several locations. The Company determined these assets were impaired and recognized an impairment loss of nil and $0.6 million for the three months ended September 30, 2025 and 2024, and nil and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively, which are recorded in the line item “restructuring and impairment charges” in the condensed consolidated statements of operations and comprehensive loss.
Company as a Lessor: Tarzana Facility Lease with AstraZeneca
On July 10, 2024, Complex Therapeutics LLC, a wholly owned subsidiary of the Company, entered into a lease with AstraZeneca Pharmaceuticals LP pursuant to which Tenant is leasing the facility located in Tarzana, California (the "Lease"). The Lease has an initial term of approximately 15 years, beginning on July 10, 2024 and ending on July 31, 2039, with Tenant having two consecutive options to extend the term for a five-year period each and a one-time option to terminate the Lease on the tenth anniversary of the commencement of the Lease, which, if exercised, obligates Tenant to pay Complex Therapeutics LLC a termination fee. The initial base rent was approximately $0.6 million per month (approximately $7.5 million annually) and the base rent escalates by 3% per annum. Tenant is also required to pay certain operating expenses and tax expenses as additional rent. There was rent abatement during the first year of the Lease such that Tenant paid no rent or reduced rent during this period. Tenant also has a right of first offer to purchase the premises that are subject to the Lease.

The Lease is classified as an operating lease and revenue is recognized on a straight-line basis and is recorded within the consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations. Rental income related to the Lease was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Rental income related to fixed lease income	$2,242	$1,493	$6,726	$1,493
Approximate future straight-lined contractual lease income to be recognized under the Lease in effect as of September 30, 2025, are as follows (in thousands):

September 30, 2025
2025 (remaining three months)	$2,242
2026	8,968
2027	8,968
2028	8,968
2029	8,968
2030 and thereafter	85,941
Total	$124,055
Differences between rental income earned and amounts due per the Lease is capitalized or charged, as applicable, to accrued rent receivable. As of September 30, 2025 and December 31, 2024, the Company had accrued rent receivable of $7.4 million and $4.3 million, respectively.
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
On December 20, 2024 (the “Closing Date”), Complex Therapeutics LLC entered into a Term Loan Agreement (the “Loan”) and related loan documents with Midland National Life Insurance Company (“Lender”), pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million to refinance the Construction Loans. Substantially all of the Loan proceeds were used to repay in full the Construction Loans. As of both September 30, 2025 and December 31, 2024, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.0 million and $1.4 million, respectively.
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
The net carrying amount of the liability component of the Loan was as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$85,600	$85,600
Unamortized debt issuance cost	(987)	(1,413)
Net carrying amount	$84,613	$84,187
The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contractual interest expense	$1,389	$1,758	$3,664	$5,241
Amortization of debt issuance cost	193	249	598	747
Total interest expense related to the Loan	$1,582	$2,007	$4,262	$5,988
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements and commitments with third-party vendors for clinical research services, products and other services for operating purposes. These agreements generally provide for termination or cancellation at the Company's option, other than for costs already incurred.
As of September 30, 2025 and December 31, 2024, the Company had nil and $0.1 million outstanding liabilities, respectively, in commitments for employee benefits as part of the Plan (see Note 12). As of September 30, 2025 and December 31, 2024, the Company had $0.2 million and $1.9 million, respectively, in commitments for contract terminations as part of the Plan (see Note 12).
The Company entered into an agreement in 2023 with a third-party collaborator related to the development of the Company's CoStAR-TIL technology; this agreement was subsequently terminated on September 26, 2025. Milestone payments of nil and $2.6 million were made during the nine months ended September 30, 2025 and 2024, respectively, and were recorded within research and development expense in the consolidated statements of operations and comprehensive loss.

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
As of September 30, 2025 and December 31, 2024, the Company had 6,781,976 and 6,525,887 shares of common stock outstanding, respectively.
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
During the nine months ended September 30, 2025, the Company sold 185,837 shares of common stock under the ATM Program at a weighted-average price of $37.13 per share, for net proceeds of $6.6 million, after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of September 30, 2025 is approximately $93.1 million.
Preferred Stock
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
As of September 30, 2025, 424,288 shares of common stock remained available for issuance under the 2021 Plan.
The following table sets forth stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expense	$263	$506	$633	$1,587
General and administrative expense	1,505	3,562	6,454	11,169
Total stock-based compensation expense	$1,768	$4,068	$7,087	$12,756
As of September 30, 2025, there was $15.2 million of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.5 years.
Employee Stock Purchase Plan
In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Board of Directors and stockholders in March 2021, but the Company has not yet commenced offerings to employees under the ESPP. The ESPP provides participating employees with the opportunity to purchase up to an aggregate of 192,148 shares of common stock as of September 30, 2025.
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	September 30,
	2025	2024
Stock options to purchase common stock	1,594,174	1,251,394
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
Restructuring and Impairment Charges
As a result of the Plan and listing the Tarzana facility for sale, the Company recorded charges of nil and $16.6 million within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three and nine months ended September 30, 2025, respectively, and $2.4 million and $7.1 million for the three and nine months ended September 30, 2024, respectively.
These charges relate to asset impairments, contract terminations, severance payments, employee-related costs and other gains incurred. The following table summarizes the restructuring and impairment (gain) loss by category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Asset impairment for leasehold improvements	$—	$51	$—	$343
One-time employee termination benefits	—	1,449	—	2,427
Contract terminations	—	(1,282)	53	(736)
Right-of-use asset impairment	—	640	—	827
Impairment of long-lived assets held for sale	—	1,504	16,569	4,285
Total restructuring and impairment charges	$—	$2,362	$16,622	$7,146
Restructuring Liability
As a result of the Plan, a restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the three and nine months ended September 30, 2025, the Company paid nil and $1.4 million of restructuring costs, respectively, and expects to pay the remainder of the restructuring costs by December 31, 2026.
The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2024	$131	$1,942	$2,073
Payments	(131)	(1,300)	(1,431)
Adjustments	—	(487)	(487)
Total restructuring liability as of September 30, 2025	$—	$155	$155

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies. We are advancing the development of our lead product candidate, AXN-2510/IMM2510, or ‘2510, a bispecific antibody targeting both programmed death-ligand 1, or PD-L1, and the family of vascular endothelial growth factors, or VEGFs, in solid tumor cancers, and we seek to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
In August 2024, our wholly owned subsidiary, Axion Bio, Inc., or Axion Bio, in-licensed certain bispecific antibodies, including ‘2510 and AXN-27M/IMM27M, a monoclonal antibody targeting cytotoxic T-lymphocyte associated antigen 4, from ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco. ‘2510, the lead in-licensed product candidate, is a novel and differentiated PD-L1xVEGF bispecific antibody in development for the treatment of multiple solid tumor cancers. Pursuant to the license and collaboration agreement with ImmuneOnco, or the IO Collaboration Agreement, Axion Bio has an exclusive license to research, develop, manufacture and commercialize these product candidates outside of China, including mainland China, Hong Kong, Macau and Taiwan, or Greater China. ImmuneOnco retains development and commercialization rights in Greater China.
ImmuneOnco is conducting a Phase 1 open label trial in China of ‘2510 as monotherapy in patients with advanced solid tumors that have failed prior therapies, including triple-negative breast cancer, or TNBC, non-small cell lung cancer, or NSCLC, hepatocellular carcinoma, renal cell carcinoma, and rare solid tumors including soft tissue sarcomas and thymic cancer. ImmuneOnco has announced that 150 patients have been enrolled in this clinical trial as of June 30, 2025. In September 2025, ImmuneOnco presented preliminary efficacy (as of August 6, 2025) and safety (as of June 13, 2025) data from this study in patients with previously treated squamous NSCLC at the 2025 World Conference on Lung Cancer. ImmuneOnco reported that:
•23 patients with squamous NSCLC had been treated with monotherapy ‘2510.

•All patients had failed previous PD-(L)1 inhibitor plus platinum-doublet chemotherapy, and six patients had previously received VEGF-directed therapy.
•Patients were treated with ‘2510 at different dose levels (3, 6, 10, or 20 mg/kg Q2W), with the majority of patients treated at the 20 mg/kg Q2W dose level.
•In the 17 efficacy evaluable patients, the objective response rate was 35.3%, with the majority of responses seen in patients with negative and low PD-L1 TPS scores.
•In general, ‘2510 was well tolerated and had a manageable safety profile in the Phase 1 trial, with mostly manageable low grade infusion reactions in the first cycle, as previously reported. In the squamous subset there were two Grade 3 VEGF-related adverse events of proteinuria and bleeding.
ImmuneOnco is also conducting a Phase 2 open label, multicenter clinical trial of ‘2510 in combination with chemotherapy in front-line patients with advanced/metastatic NSCLC in China. In July 2025, ImmuneOnco announced the following preliminary safety and efficacy data from the Phase 2 trial (as of July 1, 2025):
•33 patients were dosed at 10 mg/kg of ‘2510, with 21 patients having at least one tumor assessment (efficacy evaluable).
•Partial responses were observed in 62% of efficacy evaluable patients, comprising partial responses in 80% (8/10) of patients with squamous NSCLC and 46% (5/11) of patients with non-squamous NSCLC. The majority of efficacy evaluable patients had only one tumor assessment at data cut-off.
•No dose-limiting toxicities were observed in the 33 safety evaluable patients. In these patients, there were no treatment-related adverse events, or TRAEs, leading to dose reduction or death, and only one TRAE leading to drug discontinuation. The most common Grade 3+ TRAEs were hematologic, with uncommon clinical sequelae.
•Adverse events typically associated with VEGF inhibition (e.g., hypertension, proteinuria, hemoptysis) and immune-related adverse events were uncommon and generally low-grade and infusion-related reactions were nearly all low-grade.
ImmuneOnco has also announced it is pursuing additional clinical trials in China of ‘2510, including studies of ‘2510 in combination with each of AXN-27M/IMM27M and IMM01 for advanced solid tumors. IMM01 is a recombinant human signal-regulatory protein alpha (SIRPα) immunoglobulin G1 (IgG1) fusion protein targeting CD47, currently in development by ImmuneOnco.
In July 2025, we announced the clearance of an Investigational New Drug (IND) application for ‘2510 by the U.S. Food and Drug Administration. Axion Bio has initiated a Phase 1 clinical trial of ‘2510 as monotherapy for adult patients with relapsed/refractory solid tumors, and the first patient was dosed in this study in October 2025.
Since inception, we have had significant operating losses. Our net loss was $13.6 million for the three months ended September 30, 2025 and $63.2 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $718.3 million. As of September 30, 2025, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $83.4 million, which consists of $5.8 million in cash and cash equivalents, $0.3 million in restricted cash, $73.9 million in marketable securities and $3.4 million in long-term investments. We expect to continue to incur net losses for the foreseeable future.
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
We expect our future research and development expenses to change in line with our clinical development activities for ‘2510 and other potential business development activities. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:
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
Restructuring and Impairment Charges
Restructuring and impairment charges for the nine months ended September 30, 2025 consisted primarily of contract fees related to terminated contracts and an impairment loss recognized on long-lived assets held for sale in connection with listing our Tarzana facility for sale in March 2025.
Restructuring and impairment charges for the nine months ended September 30, 2024 consisted primarily of employee termination costs, contract terminations, and impairment loss recognized on long-lived assets held for sale, leasehold improvements, and right-of-use assets.
In January 2023, the Board of Directors approved a restructuring plan, or the 2023 Plan, and we announced the consolidation of the ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to our operations in Manchester, UK and stopped recruiting for the ITIL-306 clinical trial.
In January 2024, we decided to initiate closure of our UK manufacturing and clinical operations related to our past development of our CoStAR-TIL technology, and in September 2024 we decided to close most of our remaining Manchester, UK operations related to our past development of our CoStAR-TIL technology, which resulted in the elimination of the majority of the remaining UK workforce, with the remaining reduction substantially completed by the end of 2024, which we refer to as the 2024 Plan, and collectively with the 2023 Plan, as the Plan.
In March 2025, the Board of Directors approved a plan to sell the Tarzana facility and we listed our Tarzana facility for sale.
As a result of the Plan and the impairment loss related to listing our Tarzana facility for sale, we incurred restructuring and impairment charges of nil and $16.6 million during the three and nine months ended September 30, 2025, respectively.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts, marketable securities and long-term investments.
Interest Expense
Interest expense consists of interest expense on our debt and amortization of loan origination costs.
Other Rental Income
Other rental income consists primarily of rental income related to our Tarzana facility.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of derivative financial instrument fair value gain or loss, foreign exchange remeasurement gain or loss and other expenses and income.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into the law. The OBBBA includes an elective deduction for domestic research and development (R&D) and a reinstatement of elective 100% first-year bonus depreciation, among other provisions. We do not expect the OBBBA to have a material impact on our 2025 condensed consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$
Operating expenses:
In-process research and development	$—	$10,000	$(10,000)
Research and development	9,127	562	8,565
General and administrative	5,895	10,707	(4,812)
Restructuring and impairment charges	—	2,362	(2,362)
Total operating expenses	15,022	23,631	(8,609)
Loss from operations	(15,022)	(23,631)	8,609
Interest income	893	1,654	(761)
Interest expense	(1,582)	(2,007)	425
Other rental income	2,242	1,493	749
Other expense, net	(118)	(530)	412
Net loss	$(13,587)	$(23,021)	$9,434
In-process Research and Development Expenses
In-process research and development expenses were nil and $10.0 million for the three months ended September 30, 2025 and 2024, respectively. The net decrease of $10.0 million was due to the fact that there was a $10.0 million in-license payment to ImmuneOnco pursuant to the IO Collaboration Agreement in the three months ended September 30, 2024 and no in-license payments in the three months ended September 30, 2025.
Research and Development Expenses
Research and development expenses were $9.1 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The net increase of approximately $8.6 million was due to:
•$9.1 million increase in costs primarily related to research and clinical development activities from our ImmuneOnco collaboration; partially offset by
•$0.5 million decrease in expenses related to facilities and overhead, depreciation, and other expenses.

The following table shows our research and development expenses by program for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
In-process research and development:
AXN-2510/IMM2510	$—	$10,000
Research and development:
AXN-2510/IMM2510	9,040	437
Other program expenses (1)	87	125
Total research and development expenses	9,127	562
Total research and development by program	$9,127	$10,562
_____________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses
General and administrative expenses were $5.9 million and $10.7 million for the three months ended September 30, 2025 and 2024, respectively. The net decrease of $4.8 million was primarily due to:
•$2.5 million decrease in costs from reduced headcount, consisting of a decrease in wages, benefits, and other employee related expenses of $0.4 million and stock-based compensation expense of $2.1 million;
•$1.4 million decrease in facility and other office expenses; and
•$0.9 million decrease in consulting and professional services costs.
Restructuring and Impairment Charges
Restructuring and impairment charges were nil and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. The net decrease of $2.4 million was due to:
•$1.5 million decrease in costs from impairments of assets held for sale;
•$1.5 million decrease in severance payments and benefits continuation costs;
•$0.6 million decrease in costs from right-of-use asset impairment; and
•$0.1 million decrease in costs from leasehold improvement impairments; partially offset by
•$1.3 million increase in costs resulting from a termination of a contract.
Interest Income, Interest Expense, Other Rental Income and Other Income (Expense), Net
Interest income, interest expense, other rental income and other income (expense), net was $1.4 million and $0.6 million of income for the three months ended September 30, 2025 and 2024, respectively. The net increase of $0.8 million was primarily due to:
•$1.0 million change in fair value from terminated derivative financial instrument;
•$0.8 million increase in rental income related to the Tarzana facility; and
•$0.4 million decrease in interest expense from our note payable; partially offset by
•$0.8 million decrease in interest income related to our investments; and
•$0.6 million change in loss on foreign currency transactions.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$
Operating expenses:
In-process research and development	$10,000	$10,000	$—
Research and development	21,241	10,739	10,502
General and administrative	21,161	33,837	(12,676)
Restructuring and impairment charges	16,622	7,146	9,476
Total operating expenses	69,024	61,722	7,302
Loss from operations	(69,024)	(61,722)	(7,302)
Interest income	3,112	5,635	(2,523)
Interest expense	(4,262)	(5,988)	1,726
Other rental income	6,726	1,493	5,233
Other income (expense), net	267	(1,658)	1,925
Net loss	$(63,181)	$(62,240)	$(941)

In-process Research and Development Expenses
In-process research and development expenses were $10.0 million for each of the nine months ended September 30, 2025 and 2024, reflecting $10.0 million of in-process research and development costs being paid to ImmuneOnco during each of the nine month periods ended September 30, 2025 and 2024.
Research and Development Expenses
Research and development expenses were $21.2 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively. The net increase in research and development expenses of $10.5 million was primarily due to:
•$15.4 million increase in costs related to research and clinical development activities from our ImmuneOnco collaboration; partially offset by
•$3.1 million decrease in costs from reduced headcount, consisting primarily of a decrease of $2.9 million in wages and benefits, $1.0 million decrease in stock-based compensation expense, and $0.1 million decrease for other employee-related expenses in relation to our research and development personnel; partially offset by $0.9 million increase in expenses for professional services; and
•$1.8 million decrease in expenses related to facilities and overhead, depreciation, and other expenses.

The following table shows our research and development expenses by program for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
In-process research and development:
AXN-2510/IMM2510	$10,000	$10,000
Research and development:
AXN-2510/IMM2510	20,351	437
Other program expenses (1)	890	10,302
Total research and development expenses	21,241	10,739
Total research and development by program	$31,241	$20,739
______________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses
General and administrative expenses were $21.2 million and $33.8 million for the nine months ended September 30, 2025 and 2024, respectively. The net decrease of approximately $12.7 million was primarily due to:
•$7.4 million decrease in costs from reduced headcount, mainly due to a decrease in wages of $2.4 million, a decrease in stock-based compensation expense of $4.7 million and a decrease in other employee-related expenses of $0.3 million;
•$3.8 million decrease in depreciation, facility costs, and insurance expenses; and
•$1.5 million decrease in consulting and professional services costs.
Restructuring and Impairment Charges
Restructuring and impairment charges were $16.6 million and $7.1 million for the nine months ended September 30, 2025 and 2024, respectively. The net increase of $9.5 million was primarily due to:
•$12.3 million increase in costs from impairments of assets held for sale, primarily an impairment of the Tarzana facility; and
•$0.8 million increase in costs resulting from termination of contracts; partially offset by
•$2.4 million decrease in severance payments and benefits continuation costs;
•$0.8 million decrease in costs from impairments of right-of-use assets; and
•$0.3 million decrease in costs from leasehold improvement impairments.
Interest Income, Interest Expense, Other Rental Income and Other Income (Expense), Net
Interest income, interest expense, other rental income and other income (expense), net were $5.8 million of income and $0.5 million of expense for the nine months ended September 30, 2025 and 2024, respectively. The net increase of $6.4 million was primarily due to:
•$5.2 million increase in rental income related to our Tarzana facility;
•$1.9 million change in fair value from terminated derivative financial instrument;
•$1.7 million decrease of interest expense from our note payable; and
•$0.1 million increase in gain on foreign currency transactions; partially offset by
•$2.5 million decrease of interest income related to our investments.

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
In June 2022, our wholly owned subsidiaries, Complex Therapeutics Mezzanine LLC, and Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Construction Loans, secured by Complex Therapeutics LLC's Tarzana, California land and building. Construction of the Tarzana facility was completed and the facility has been leased to AstraZeneca Pharmaceuticals LP, or Tenant. The initial principal amount of the Construction Loans was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. During the year ended December 31, 2024, Complex Therapeutics LLC refinanced the outstanding principal amount under the Construction Loans and we treated it as an extinguishment for accounting purposes. On December 20, 2024, or the Closing Date, Complex Therapeutics LLC entered into a Term Loan Agreement and related loan documents with Midland National Life Insurance Company, or Lender, pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million, or the Loan, to refinance the Construction Loans secured by the facility in Tarzana, California. Substantially all of the Loan proceeds were used to repay in full the Construction Loans. As of September 30, 2025, the outstanding principal amount under the Loan was $85.6 million and unamortized debt issuance costs were $1.0 million.
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
During the nine months ended September 30, 2025, we sold an aggregate of 185,837 shares of our common stock under the ATM Program for net proceeds of $6.6 million after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of September 30, 2025 was approximately $93.1 million.
As of September 30, 2025, we had cash and cash equivalents, restricted cash, marketable securities and long-term investments of $83.4 million, which consisted of $5.8 million in cash and cash equivalents, $0.3 million in restricted cash, $73.9 million in marketable securities and $3.4 million in long-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2026.
In March 2025, the Board of Directors approved a plan to sell the Tarzana facility and we listed our Tarzana facility for sale. The facility is leased, and Tenant has a right of first offer to purchase it. If we are successful in selling the Tarzana facility, such a transaction could potentially extend our expected cash runway. We have based this estimate on assumptions that may prove to be wrong; we may not be successful in securing any sale of the Tarzana facility and it is uncertain when or if any sale will occur, and we could utilize our available capital resources sooner than we expect.
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

As discussed above, on August 1, 2024, Axion Bio entered into the IO Collaboration Agreement with ImmuneOnco, under which it in-licensed several bispecific antibodies, including ‘2510 and AXN-27M/IMM27M. As part of this agreement, Axion Bio made a $10.0 million upfront payment to ImmuneOnco during the year ended December 31, 2024. This amount was fully expensed as IPR&D in the same year.
During the year ended December 31, 2024, Axion Bio made a $5.0 million prepayment for development costs, which was fully expensed in research and development as of March 31, 2025. A second $5.0 million prepayment for development costs was made in April 2025, which was fully expensed in research and development as of September 30, 2025. A third $5.0 million prepayment for development costs was made in August 2025. This amount was partially expensed under research and development, with a remaining prepaid balance of $1.6 million recorded as of September 30, 2025.
In June 2025, Axion Bio achieved Investigational New Drug (IND) clearance in the United States for a Phase 1 trial of ‘2510 in relapsed/refractory solid tumors. This milestone triggered a $10.0 million development payment, which was paid in August 2025. This amount was fully expensed as IPR&D during the second quarter of 2025.
ImmuneOnco is eligible to receive additional potential near-term payments of up to $15.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China.
We lease operating spaces in the United States and the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through 2026. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain landlord or tenant incentives or allowances, renewal and escalation clauses. As of September 30, 2025, our future minimum lease payments under committed or non-cancelable lease agreements were $0.3 million.
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

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Cash used in operating activities	$(29,543)	$(45,137)
Cash provided by investing activities	17,658	40,974
Cash provided by financing activities	7,292	159
Net decrease in cash, cash equivalents, and restricted cash	$(4,593)	$(4,004)
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2025 was $29.5 million, which consisted of the net loss of $63.2 million and an approximately $0.6 million net change to our net operating assets and liabilities, partially offset by $34.3 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The non-cash charges primarily consisted of impairment of property, plant and equipment of $16.6 million, in-process research and development expenses of $10.0 million, stock-based compensation expense of $7.1 million, depreciation expense of $0.5 million, non-cash lease expense of $0.2 million, and non-cash interest expense of $0.6 million, partially offset by a change in foreign exchange remeasurement of $0.5 million, $0.1 million in restructuring costs, and accretion on invested securities of $0.1 million. The net change in our operating assets and liabilities was primarily due to a decrease of approximately $1.6 million in accrued expenses and other current liabilities, an increase of $3.1 million in accrued rent receivable, and a decrease of $1.6 million in operating lease liabilities, partially offset by an increase of $0.3 million in accounts payable, a decrease of $0.3 million in other long-term assets, and a decrease of $4.9 million in prepaid expenses and other current assets.
Cash used in operating activities for the nine months ended September 30, 2024 was $45.1 million, which consisted of the net loss of $62.2 million and a $8.5 million net change to our net operating assets and liabilities, offset by $25.6 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $0.4 million in accrued expenses and other current liabilities, a decrease of $1.0 million in operating lease liabilities, an increase of $2.5 million in prepaid expenses and other current assets, an increase of $1.5 million in accrued rent receivable, and an increase of $3.1 million in other long-term assets. The non-cash charges primarily consisted of stock-based compensation expense of $12.8 million, in-process research and development expenses of $10.0 million, impairment of fixed assets and right-of-use assets, and loss on disposal of property and equipment of $5.5 million, change in fair value of interest cap derivative instrument and non-cash interest expense of $1.0 million, and depreciation expense of $2.9 million, partially offset by accretion on invested securities of $3.9 million and change in fair value of contingent consideration of $2.5 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2025 was $17.7 million, consisting primarily of approximately $27.3 million of cash provided by marketable securities investments and $0.4 million of cash received from held for sale assets, offset by $10.0 million of acquired in-process research and development.

Cash provided by investing activities for the nine months ended September 30, 2024 was $41.0 million, which consisted primarily of $52.0 million of cash provided by marketable securities investments and $0.5 million of cash received from held for sale assets, offset by $10.0 million of acquired in-process research and development and $1.6 million from the renewal of our derivative financial instrument.

Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2025 was $7.3 million, and primarily consisted of net proceeds from our ATM Program of $6.6 million and net proceeds from the exercise of stock options of $0.9 million, partially offset by loan agreement closing costs of $0.2 million.
Cash provided by financing activities for the nine months ended September 30, 2024 was $0.2 million, which primarily consisted of proceeds from the exercise of stock options.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including clinical development of ‘2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including ‘2510, or curtail our planned operations and the pursuit of our strategy.
•Our lead product candidate, ‘2510, as well as our other product candidates, are currently in early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize ‘2510, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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
•Our collaborator, ImmuneOnco, is conducting clinical trials for ‘2510 in China, and the FDA and similar foreign regulatory authorities outside of China may not accept data from such trials to support registration studies and regulatory approval.
•The competitive landscape for bispecific antibodies targeting PD-1/PD-L1 and VEGF has become increasingly crowded and many of our competitors have far superior resources and capabilities.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.

•Biologics are complex and difficult to manufacture. We have been relying on ImmuneOnco and its third-party contract and development manufacturer, or CDMO, in China, to manufacture clinical supplies of ‘2510, and we intend to rely on third parties to produce clinical supply and commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•We have, and we may in the future, engage in strategic transactions to acquire or in-license additional new product candidates or technologies, and we may not be successful in developing and commercializing any product candidates we acquire or in-license, including ‘2510.
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
Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $63.2 million and $62.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $718.3 million. We have financed our operations with $719.0 million in net proceeds raised in our initial public offering, private placements of convertible preferred stock, rental income, and offerings under our ATM Program to date. We have no products approved for commercialization and have never generated any revenue from product sales.
All of our product candidates are in early-stage clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be many years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to be significant as we:
•pursue clinical development of ‘2510 and undertake any other development efforts pursuant to the license and collaboration agreement with ImmuneOnco, or the IO Collaboration Agreement;
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
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including clinical development of ‘2510. If we are unable to raise capital when needed, we could be forced to delay further development of our product candidates, including ‘2510, or curtail our planned operations and the pursuit of our strategy.
Our operations have consumed substantial amounts of cash since inception. Developing our in-licensed product candidates, including ‘2510, conducting preclinical testing and clinical trials and developing manufacturing operations for our product candidates is a time-consuming, identifying and potentially acquiring or in-licensing additional new product candidates, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, seek to potentially license-in or otherwise acquire additional new product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, build our manufacturing capabilities, and seek marketing approval for any product candidates that successfully complete clinical trials. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of September 30, 2025, we had cash, cash equivalents, restricted cash, marketable securities and long-term investments of $83.4 million, which consists of $5.8 million in cash and cash equivalents, approximately $0.3 million in restricted cash, $73.9 million in marketable securities and $3.4 million in long-term investments. We believe that our existing cash, cash equivalents, marketable securities and long-term investments will be sufficient to fund our operating expenses and capital requirements beyond 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, progress, cost and results of clinical development of ‘2510 outside of China;
•the scope, progress, cost and results of our collaboration with ImmuneOnco;
•the extent to which we develop, in-license or otherwise acquire additional product candidates and technologies for our product candidate pipeline;
•the number and development requirements of product candidates that we may pursue;
•our ability to complete a potential sale of our Tarzana, California facility in an amount sufficient to repay the secured debt encumbering the facility;
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
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from the ongoing armed conflicts in Ukraine, and in the Middle East, U.S.-China trade and political tensions, heightened inflation and fluctuations in interest rates, tariffs, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay further development of our technologies or product candidates or curtail our planned operations and the pursuit of our strategy.
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
We have suffered, and in the future could suffer additional losses due to impairment charges, including if we are unsuccessful in completing a sale of our Tarzana, California facility, or, if we are successful, the assets being sold for less than our carrying value or the amount of the secured debt encumbering the facility.
To date, we have recorded significant impairment losses on long-lived assets. Most recently, during the nine months ended September 30, 2025, we recorded impairment losses on long-lived assets held for sale of $16.6 million related to our Tarzana facility.
We have listed our Tarzana, California facility for sale, which, effective July 10, 2024, has been leased to AstraZeneca Pharmaceuticals LP, which has a right of first offer to purchase the facility; however, we can provide no assurances that we will successfully sell our Tarzana facility or when we might sell the facility, or that we will recover its carrying value, and we may suffer additional impairment losses related to our Tarzana facility. Further, it is possible that we will not be able to sell the facility for an amount equal to or greater than the amount of secured debt encumbering the facility. The process of selling our Tarzana facility may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected. Any potential transactions, and the related valuation, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms.
Risks Related to the Development of our Product Candidates
Our lead product candidate, ‘2510, as well as our other product candidates, are currently in early-stage clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize ‘2510, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
We currently have no products approved for commercial sale, and all of our product candidates are currently in early-stage clinical development, including our lead product candidate ‘2510. As a company, we have no prior experience completing any clinical trials; we have limited experience in preparing, submitting and prosecuting regulatory filings and we have not previously submitted a biologics license application, or BLA, for any product candidate. ‘2510 is the only product candidate we are actively developing and will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
We may derive results and data for ‘2510 from clinical trials led by ImmuneOnco in China; our role in any such trials, and our access to the clinical results and data, will be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.
We have funded clinical trials of ‘2510 led by ImmuneOnco in China. In addition, ImmuneOnco is pursuing additional clinical trials of ‘2510 in China. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or ImmuneOnco's compliance with regulatory requirements or the protocols. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. Additional risks include procedural delays, timing issues and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration, or NMPA, with respect to the trials that ImmuneOnco is conducting expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates, including ‘2510. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and materially damage the clinical and commercial prospects for our product candidates, including ‘2510.

Clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.
All of our product candidates are in early-stage clinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries. To date, we have had limited discussions with the FDA regarding our clinical development of ‘2510 or regulatory approval for ‘2510. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate.
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
Success in preclinical testing and early stage clinical trials, including testing and trials conducted by us or by ImmuneOnco, does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical studies and initial clinical trials.
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
Interim, “top-line” and preliminary results from clinical trials that we or ImmuneOnco announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary results from our clinical trials or those of our collaborator, ImmuneOnco. Interim results from clinical trials that we or ImmuneOnco may announce are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary, top-line or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. We and ImmuneOnco also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we and they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we or ImmuneOnco report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
Further, others, including regulatory agencies, may not accept or agree with our or ImmuneOnco's assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular development program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed meaningful by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line or preliminary data that we or ImmuneOnco report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be materially harmed, which could significantly harm our business prospects.
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
If our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved.
If any such undesirable side effects or unexpected characteristics are observed, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events observed in clinical trials were not caused by the drug, the FDA, MHRA, EMA or comparable foreign regulatory authorities or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
In particular, companies conducting clinical trials of bispecific antibodies targeting PD-1/PD-L1 and VEGF, including ImmuneOnco, have observed adverse events that are VEGF-related (e.g. hypertension, proteinuria, bleeding), immune-related (e.g. hypothyroidism, pneumonitis, hepatitis, diarrhea, and rash), cytopenias (e.g. thrombocytopenia and neutropenia), and infusion-related reactions, including deaths potentially related to one or more of these adverse events.
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
There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or comparable foreign regulatory agency in a timely manner or at all, or that ImmuneOnco will resolve any issues related to ‘2510 or AXN-27M/IMM27M adverse events to the satisfaction of the NMPA. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
As a company, we do not have experience completing clinical trials, and may be unable to complete clinical trials for any product candidates we may develop, including ‘2510.

We are early in our development efforts for our product candidates and will need to successfully complete clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any of our product candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. We have no experience completing any clinical trial, have limited experience in preparing regulatory submissions and have not previously submitted a BLA or MAA for any product candidate. We have a small clinical development team. We have no prior experience developing bispecific antibodies and have limited experience treating patients with bispecific antibodies. We have had limited interactions with the FDA related to ‘2510 and cannot be certain how many clinical trials of ‘2510 will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of ‘2510, or any other product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of any product candidate that we develop, including ‘2510. Failure to commence or complete, or delays in, our collaboration or planned clinical trials could prevent us from or delay us in commercializing any product candidate, including ‘2510.
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
Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on pursuing the development of ‘2510 as a monotherapy and potentially licensing-in or otherwise acquiring other new product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. For example, before in-licensing ‘2510, our strategy prioritized development of TIL cell therapy products. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Our collaborator, ImmuneOnco, is conducting clinical trials for ‘2510 in China, and the FDA and similar foreign regulatory authorities outside of China may not accept data from such trials to support registration studies and regulatory approval.
Our subsidiary, Axion Bio, Inc., or Axion Bio, is party to a collaboration with ImmuneOnco pursuant to which ImmuneOnco is pursuing clinical trials of ‘2510 in China to generate clinical data from patients with certain solid tumor cancers, including of ‘2510 in non-small cell lung cancer. In addition, we may choose to conduct other clinical trials outside the United States, including in Australia, Canada, Europe, the United Kingdom or other foreign jurisdictions. The acceptance by the FDA of data from clinical trials conducted in China or any other clinical trial outside the United States may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase 3 clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States, including China, or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
The competitive landscape for bispecific antibodies targeting PD-1/PD-L1 and VEGF has become increasingly crowded and many of our competitors have far superior resources and capabilities.
Since we in-licensed ‘2510 in August 2024, the number of PD-1/PD-L1 and VEGF bispecific antibodies in development for the treatment of solid tumors has significantly increased. Ivonescimab has been approved in China and more than 35 PD-(L)1/VEGF bispecific antibodies are currently in development, including more than a dozen product candidates in clinical development. In addition, since we in-licensed ‘2510 in August 2024, several leading pharmaceutical companies have in-licensed or otherwise acquired product candidates in this class, and they and many other competitors have far superior resources and capabilities. Our relatively limited resources and capabilities, and an increasingly crowded and competitive landscape for our lead product candidate, could materially and adversely affect our prospects with respect to successfully developing ‘2510, which could adversely affect our stock price.
We have, and we may in the future, engage in strategic transactions to acquire or in-license additional new product candidates or technologies, and we may not be successful in developing and commercializing any product candidates we acquire or in-license, including ‘2510.
Our strategy is currently focused on developing ‘2510, which we in-licensed from ImmuneOnco in August 2024. However, we may seek in the future to engage in additional strategic transactions to in-license or acquire and develop additional therapeutic assets for diseases with significant unmet medical need. We may not be able to continue to identify, in-license or otherwise acquire, and subsequently develop, new product candidates in addition to our current pipeline. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights or assets that we may consider attractive for further development. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, and companies that do not perceive us to be competitor may be reluctant to consider licensing to us given our lack of relevant meaningful experience. In addition, the process of identifying new product candidates and technologies that may be available to acquire or in-license and assessing their potential and value is difficult and time-consuming. Even if we identify suitable candidates to acquire or in-license, negotiating strategic transactions is time-consuming and may distract our management from focusing on developing our other product candidates. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are successful in continuing to build our pipeline, either through internal research and development or through in-licensing or other asset acquisitions, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. We may not be successful in developing or commercializing the product candidates we have licensed-in, including the product candidates licensed from ImmuneOnco, or any future product candidate we may acquire or in-license. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we do not achieve our plans and projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed.
From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones, including in connection with our collaboration with ImmuneOnco. These milestones may include the commencement or completion of, and availability of data from, preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. In particular with respect to expected milestones related to our lead product candidate, ‘2510, we are setting timelines and making assumptions for a product candidate that we do not solely control. We have no prior experience developing a bispecific antibody and, accordingly, are making clinical, regulatory, manufacturing and other assumptions related to a bispecific antibody for the first time. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of clinical trials that we or ImmuneOnco conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. In addition, failure to meet projected milestones may negatively impact the trading price of our common stock and our ability to raise additional capital on attractive terms or at all.
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
We may develop ‘2510 and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.
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
Risks Related to the Manufacturing of our Product Candidates
Biologics are complex and difficult to manufacture. We have been relying on ImmuneOnco, and its third-party CDMO in China, to manufacture clinical supplies of ‘2510, and we intend to rely on third parties to produce clinical supply and commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We have been relying on ImmuneOnco, and expect to continue to rely on third parties to manufacture and to perform quality testing for ‘2510. Reliance on third parties exposes us to risks associated with having minimal control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.
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
We have no supply agreements with third-party manufacturers for development, validation and manufacturing of ‘2510 or to secure the long-term clinical or commercial supply of ‘2510 or for any of our other products candidates. We may be unable to secure agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturer’s services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product candidates or any approved products.
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
If our third-party manufacturers divert their capacity and/or supply of materials needed for our product candidates, our ability to complete our clinical trials or eventually bring our product candidates to market may be compromised. Further, if manufacturing of our lead product candidate ‘2510 is transferred to another manufacturer for any reason, loss of any of the knowledge transferred relating to ‘2510 may cause us to incur additional transition costs or result in delays in the manufacturing of ‘2510.
We rely on ImmuneOnco and its third party CDMO for the capability to manufacture our lead product candidate, ‘2510, and expect to rely on third party manufacturers for any other product candidates we may develop. We do not currently have an agreement with ImmuneOnco and its third-party CDMO for manufacturing of ‘2510, other than the IO Collaboration Agreement. Manufacturing of biological compounds is inherently complex, and shifting manufacturing relationship to another third-party manufacturer takes significant time and resources and may result in higher costs and potential inventory issues. Any failure of ImmuneOnco and/or its third-party CDMO to adequately transfer knowledge to another manufacturer could have a material adverse effect on our business. In addition, ImmuneOnco’s and/or its CDMO’s manufacturing processes may use materials which we may not be able to secure, requiring us to have to develop alternative processes and delay manufacturing.
Our reliance on ImmuneOnco and other third party manufacturers exposes us to the risk that such manufacturers may divert their capacity and/or supply of materials needed for our product candidates, compromising our ability to complete our clinical trials or commercialize our product candidates. Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and/or supply of material needed for the manufacture of ‘2510 or our other product candidates. If our competitors are able to use their resources to secure preferential access to the supply capacity of third party manufacturers, or if third party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of ‘2510 or any other product candidates may be impacted resulting in significant delays and higher costs for development and commercialization of our products. We may not be able to complete our clinical trials or market our products at scale without stable partnerships with third party manufacturers who produce ‘2510 or other drug compounds necessary for our product candidates.

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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of immuno-oncology therapies for the treatment of solid tumor cancers, including Akeso Inc., Arcus Therapeutics, AstraZeneca plc, Beigene, BioAtla, BioNTech/Bristol Myers, Cytomx, Genentech/Roche, Gilead Sciences, Merck, Novartis, Pfizer/3SBio, Regeneron, RemeGen Co. Ltd., Shanghai Henlius Biotech, Summit Therapeutics and Takeda/Innovent Biologics.
Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of NSCLC and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either as monotherapy or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. Several medications have been approved by FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab and ipilmumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab and ramucirumab. In addition, there are several targeted therapies that have also been approved, including, but not limited to, osimertinib, adagrasib, and alectinib. Beyond currently approved therapies, several potential therapeutics are in various stages of development and clinical trials for the treatment of NSCLC, including late-stage candidates which have recently released Phase 3 clinical trial data in NSCLC in 2023, such as Daiichi Sankyo and AstraZeneca’s datopotamab deruxetecan and Johnson & Johnson’s amivantamab and lazertinib. Finally, there are candidates in various stages of ongoing clinical trials for NSCLC, including Daiichi Sankyo and Merck with patritumab deruxtecan and AstraZeneca’s volrustomig, each currently enrolling in Phase 3 clinical trials.
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
We have a small clinical operations team and have engaged CROs and other third parties to conduct our preclinical studies and clinical trials and to monitor and manage data. We are relying on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by public health emergencies.
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
We currently are party to a collaboration with ImmuneOnco related to our lead product candidate, ‘2510, as well as AXN-27M/IMM27M. We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. We will face, to the extent that we decide to enter into additional collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other arrangements should we chose to enter into such arrangements. The terms of any collaborations or other arrangements that we have or may establish may not be favorable to us, and we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
We depend on the know-how and other intellectual property licensed from ImmuneOnco through the IO Collaboration Agreement for the development and, if approved, commercialization of our lead product candidate, ‘2510. If the agreement is terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize ‘2510. The IO Collaboration Agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements, payment obligations, and commercialization. If we are unable to meet our obligations, some or all of our rights under the IO Collaboration Agreement may be restricted or terminated. For example, the IO Collaboration Agreement is revocable in certain circumstances, including in the event we do not achieve certain payment deadlines. Without the patents under this agreement, we will not be able to continue to develop ‘2510.
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
Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our strategy will be limited.
Our resources may not be sufficient to manage our future growth; failure to properly manage our potential growth could disrupt our operations and adversely affect our business, financial condition, results of operations and prospects.
Even if we obtain funding for operations, we may fail to adequately manage our future growth. As and to the extent our development progresses, we expect to experience significant growth and change in the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. Any change in our operations may place a significant strain on our administrative, financial and operational resources, and increase demands on our management, as well as our operational and administrative systems, controls and other resources. There can be no assurances that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future; or that we will be able to successfully implement appropriate measures consistent with our strategy. To strategically manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit, train and retain additional personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential future growth, we may not be able to effectively manage the strategic expansion of our operations, manage our employee base or recruit, train and retain additional personnel. Our failure to properly manage our potential growth may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Additionally, as of September 30, 2025 the holders of approximately 2.3 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash and cash equivalents.
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
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine and the Middle East, terrorism or other geopolitical events, and political tensions between the U.S. and China. Sanctions imposed by the United States and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We are funding and expect to fund additional clinical trials in China related to ‘2510 and portions of our future clinical trials may be conducted outside of the United States, and unfavorable political tensions between the U.S. and China could pose risks to our collaboration with ImmuneOnco. Furthermore, unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from a disease outbreak, epidemic or pandemic, or political disruption could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our collaborators, who are also our manufacturers, as well as our other suppliers, possibly resulting in disruptions to clinical trials for our product candidates and obtaining data therefrom. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

November 13, 2025	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)