Form 10-K
period 2025-12-31
Instil Bio, Inc.
filed 2026-03-27
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $83.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2025 of $20.83 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,781,976 shares of Common Stock, $0.000001 par value per share	March 25, 2026

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

Special Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “might,” “intend,” “target,” “ongoing,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:
•our ability to in-license or acquire and develop additional novel therapeutic candidates;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding;
•our ability to establish or maintain collaborations or strategic relationships;
•our ability to identify, recruit and retain key personnel, including executive officers and members of management;
•our reliance upon intellectual property licensed from third parties and our ability to obtain such licenses on commercially reasonable terms or at all;
•our ability to protect and enforce our intellectual property position for any product candidates we may in-license or acquire, and the scope of such protection;
•our financial performance;
•the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•our ability to continue as a going concern;
•our competitive position and the development of and projections relating to our competitors or our industry;
•the impact of laws and regulations;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•the impact of economic conditions, including increases in interest rates, inflation, and foreign and domestic tariffs, on the costs of raw materials, wages, manufacturing and clinical trials and on borrowing costs; and
•the timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits.
You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. We have included important factors in this Annual Report, particularly in the “Risk Factor Summary” and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make.

Risk Factor Summary
Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. Additional discussion of the risks summarized in this Risk Factor Summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part I of this Annual Report.
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:
•We have incurred significant losses since our inception and have identified an indicator of substantial doubt about our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We have a limited operating history and no history of completing any clinical trial or commercializing any product, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay or curtail our planned operations and the pursuit of our strategy.
•We currently do not have a product candidate in active development. We have, and we may in the future, engage in strategic transactions to license or otherwise acquire new product candidates or technologies, and we may not be successful in licensing or otherwise acquiring new product candidates, or in developing or commercializing any such product candidates.
•The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for any product candidate we may seek to develop, our business will be substantially harmed.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Any product candidates we may seek to develop may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•Therapeutic product candidates can be complex and difficult to manufacture. We intend to rely on third parties to produce clinical supply of any product candidates we may seek to develop, and commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•We face significant competition from other biotechnology and pharmaceutical companies, and from non-profit institutions, which may result in others acquiring, discovering, developing or commercializing products before or more successfully than we do.
•If we or our future licensors are unable to obtain and maintain sufficient patent protection for any product candidate we may seek to develop, or if the scope of the patent protection is not sufficiently broad, third parties, including our potential competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates may be adversely affected.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.

•We are subject to a variety of stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and data security, and our actual or perceived failure to comply with them could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits and other adverse business consequences.

Part I

Item 1. Business.
Overview
We are a biotechnology company focused on identifying and advancing innovative therapeutic opportunities.
In January 2026 we announced our wholly owned subsidiary, Axion Bio, Inc., or Axion Bio, was discontinuing development of our former lead product candidate, AXN-2510, a bispecific antibody targeting both programmed death-ligand 1 and the family of vascular endothelial growth factors in solid tumor cancers. Axion Bio in-licensed AXN-2510 from ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco, in August 2024. The license and collaboration agreement with ImmuneOnco was terminated in January 2026. Prior to developing AXN-2510, our development efforts were focused on pursuing the development of cell therapies, including our proprietary folate receptor alpha co-stimulatory antigen receptor (CoStAR) tumor infiltrating lymphocyte (TIL) cell therapy for the treatment of cancer.
We are actively seeking to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
Our Strategy
Our strategy is to pursue potential acquisitions or in-licensing of therapeutic candidates.
Competition
The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy and experience provide us with certain competitive advantages. However, we expect substantial competition from many sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies. Many of our potential competitors, either alone or through collaborations, have significantly greater financial resources and expertise in identifying acquisition and in-licensing opportunities, research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These entities also compete with us in recruiting and retaining qualified personnel and, assuming we in-license or acquire one or more new therapeutic product candidates, in establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring complementary or necessary technologies. As a result, potential competitors may discover, develop, license or commercialize products before or more successfully than we do.
We could see a reduction or elimination in our potential commercial opportunity if our competitors discover, develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than any product candidate we may develop. Our competitors also may obtain U.S. Food and Drug Administration, or FDA, or other regulatory approval for their drugs more rapidly than we may obtain approval for any product we may in-license or otherwise acquire and subsequently develop, which could result in competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of any product candidates we may license or otherwise acquire, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.
Intellectual Property
Our commercial success will likely depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, improvements and know-how; defend and enforce patents and other intellectual property; preserve the confidentiality of trade secrets; and operate without infringing or otherwise violating the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing products we may license or otherwise acquire and subsequently develop may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to any licensed or company-owned intellectual property we may acquire, we cannot be sure that patents will be granted with respect to any patent applications filed by us, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. We may rely, in some circumstances, on trade secrets to protect any technology we may license or otherwise acquire. However, trade secrets can be difficult to protect. See “Risk Factors – Risks Related to Our Intellectual Property.”
We intend to seek to protect technology, inventions, and other intellectual property that is commercially important to the development of our business by a variety of means, such as seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to manufacture and develop novel product candidates. Additional regulatory protection may also be afforded through data exclusivity, market exclusivity and patent term extensions where available.
Government Regulation
The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of therapeutic products. If we are successful in licensing-in or otherwise acquiring new therapeutic product candidates, we, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of such product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.
U.S. Drugs and Biologics Regulation
In the United States, drug and biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before drugs or biologics may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements, or GLP;
•submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical trials may begin;
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
•preparation of and submission to the FDA of a New Drug Application, or NDA, or Biologic License Application, or a BLA, after completion of all pivotal clinical trials;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
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
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the NDA or BLA; and
•FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.
Before testing any product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.
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
For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
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
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product in the intended therapeutic indication, particularly for long-term safety follow-up. These so-called Phase 4 studies may also be made a condition to approval of the NDA or BLA.
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
NDA or BLA Submission and Review by the FDA
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
Within 60 days following submission of the application, the FDA reviews an NDA or BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews an NDA or BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications.
After the FDA evaluates an NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks, or otherwise limit the scope of any approval. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request that the FDA designate the product candidate as a Fast Track product at any time during the clinical development of the product. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.
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
Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original NDAs or BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
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
Fast Track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for a particular drug or biologic for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.
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

Post-Approval Requirements
Drugs and biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Changes to the manufacturing process or facility are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions. Other potential consequences include, among other things:
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
The FDA closely regulates the marketing, labeling, advertising and promotion of drugs and biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties.

Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Government Regulation Outside of the United States
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of any products we may develop. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.
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
•the federal the Physician Payments Sunshine Act and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants) and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) or their immediate family members; and
•analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state and local laws that require certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Coverage and Reimbursement
Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.
Healthcare Reform
In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry.
Since its enactment, there have been amendments to and judicial and congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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

Facilities
Our wholly owned subsidiary, Complex Therapeutics LLC, owns a facility in Tarzana, California that is leased to AstraZeneca Pharmaceuticals LP, or AstraZeneca. The facility consists of 128,097 square feet of clinical and commercial manufacturing space.
Our headquarters is located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 7,728 square feet of laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2026.
We believe that our current facilities are adequate for our current needs.
Employees and Human Capital Resources
As of December 31, 2025, we had 17 employees, all of whom were full-time. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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

Risks Related to our Financial Position and Capital Needs
We have incurred significant losses since our inception and have identified an indicator of substantial doubt about our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $71.4 million and $74.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $726.5 million. We have financed our operations with funds raised in our initial public offering, private placements of convertible preferred stock, rental income, and offerings under our at-the-market offering program to date. We have no products approved for commercialization and have never generated any revenue from product sales. In connection with the preparation of our consolidated financial statements accompanying this Annual Report on Form 10-K, we identified an indicator of substantial doubt about our ability to continue as a going concern.
We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be many years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. In addition to incurring legal, accounting and other expenses in operating as a public company and costs related to shutting down Axion Bio’s clinical trial of AXN-2510, we anticipate that our expenses will continue to be significant as we license or otherwise acquire new product candidates, as well as potentially initiate and complete clinical trials of new product candidates, seek regulatory approval for any product candidates that successfully complete clinical trials; scale up our clinical and regulatory capabilities; rely on third parties to manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales; establish a commercialization infrastructure and develop internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval; adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products; maintain, expand and protect the intellectual property portfolio for any product candidates we may seek to develop; hire clinical, manufacturing quality control, regulatory, manufacturing and scientific and administrative personnel; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.
To date, we have not generated any revenue from product sales. Before we can become and remain profitable, we must succeed in licensing or otherwise acquiring one or more product candidates and developing and eventually commercializing such product candidates. This will require us to be successful in a range of challenging activities, including successfully identifying and acquiring or in-licensing one or more new product candidates, completing preclinical testing and clinical trials of any such product candidates, and obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval. We are only in the preliminary stages of identifying potential new product candidates to in-license or acquire or invest in. We may never succeed in any of these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.
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
We are a biotechnology company with a limited operating history. Since we commenced operations in 2019, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, several years ago we elected to discontinue our tumor infiltrating lymphocyte development program and our related ITIL-168 and ITIL-306 clinical trials. More recently, in January 2026 we discontinued development of AXN-2510. As part of discontinuing our prior development programs, we have significantly reduced our workforce in recent years. In the event we are successful in licensing or acquiring one or more new product candidates or we seek to develop new product candidates ourselves, we will need to develop clinical, manufacturing, regulatory and commercial capabilities, and we may not be successful in doing so.
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay or curtail our planned operations and the pursuit of our strategy.
Our operations have consumed substantial amounts of cash since inception. Identifying and licensing or otherwise acquiring promising new product candidates, and subsequently successfully developing any such product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may be unsuccessful or never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we seek to in-license or otherwise acquire new product candidates, initiate clinical trials of any such product candidates ensure a manufacturing supply of any such product candidates and seek marketing approval for any product candidates that successfully complete clinical trials. In addition, any product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we obtain marketing approval for any product candidates that we seek to develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect to continue to incur significant expenses associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of December 31, 2025, we had cash, cash equivalents, restricted cash and marketable securities of $76.3 million, which consists of $6.6 million in cash and cash equivalents, $0.2 million of restricted cash and $69.5 million in marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements beyond 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of efforts to license or otherwise acquire of new product candidates, changes in development activities, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the extent to which we license or otherwise acquire new product candidates and technologies and the cost of any such assets;
•the number and development requirements of product candidates that we may pursue;
•our ability to complete a potential sale of the Tarzana, California facility in an amount sufficient to repay the secured debt encumbering the facility;
•the costs, timing and outcome of regulatory review of any product candidates we may seek to develop;
•our cost of human capital as we expand our capabilities;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any product candidates for which we receive marketing approval;

•the revenue, if any, received from commercial sales of product candidates for which we receive marketing approval; and
•the costs of operating as a public company.
We will require substantial additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including those resulting from armed conflicts, U.S.-China trade and political tensions, heightened inflation and fluctuations in interest rates, tariffs, recent and potential future bank failures and supply chain disruptions, among other geopolitical and macroeconomic factors. If we are unable to raise sufficient additional capital, we could be forced to delay acquiring and developing new product candidates or curtail our planned operations and the pursuit of our strategy.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.
We will need to raise substantial additional capital to support our operations and execute on our business strategy. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings or license and collaboration agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, the agreements governing the term loan contains certain affirmative and negative covenants, including restrictions on incurring additional debt, maintaining a specified minimum net worth and amount of liquid assets, which could limit our operations.
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
If Complex Therapeutics LLC is unable to meet the conditions to exercise its option to extend the maturity of its term loan and/or is unable to refinance its term loan or raise sufficient capital to repay its term loan at maturity, or otherwise fails to comply with the terms of the loan agreement, including financial covenants, it could result in an event of default.
The term loan agreement between Complex Therapeutics LLC, our wholly owned subsidiary, and Midland National Life Insurance Company related to the refinancing of our construction loans secured by our Tarzana facility and land, or the term loan, is scheduled to reach maturity on January 10, 2027. Complex Therapeutics LLC has the option to extend the maturity date of the term loan by up to one year by giving notice to the lender between 120 and 30 days before the scheduled maturity date, subject to satisfaction of specified conditions, including the absence of any potential default or event of default, compliance with certain financial covenants, and payment of an extension fee and related lender costs. Although we currently expect Complex Therapeutics LLC to be able to satisfy these conditions, there can be no assurance that it will be able to do so at the time the extension option becomes exercisable. Any failure of Complex Therapeutics LLC to satisfy such conditions, or to otherwise refinance the term loan or sell the Tarzana facility for sufficient proceeds to repay the term loan at maturity, or any failure to comply with the loan covenants, could subject it to default.

If Complex Therapeutics LLC is unable to obtain the extension or otherwise refinance the term loan, the full principal balance of the term loan would become due at its current maturity date in January 2027. Based on Complex Therapeutic LLC’s existing cash resources and projected lease income, we do not expect it to have sufficient cash on hand to repay the term loan in full at maturity without securing alternative financing or selling the Tarzana facility, neither of which may be available on acceptable terms or at all. If Complex Therapeutics LLC defaults under the loan agreement, the lender will be able to declare all obligations immediately due and payable and take control of its pledged assets, potentially requiring Complex Therapeutics LLC to renegotiate the loan agreement on terms less favorable or suffer worse outcomes. Although the Company has limited obligations related to the term loan and is not a primary obligor of the term loan, any declaration by the lender of an event of default could materially harm our prospects and cause the price of our common stock to decline. In addition, if, among other things, Complex Therapeutics LLC were to file a voluntary bankruptcy petition, an affiliate, officer, director or representative of us or Complex Therapeutics LLC were to file an involuntary bankruptcy petition against Complex Therapeutics LLC or acquiesce or join in an application for the appointment of a custodian, receiver, trustee or examiner for Complex Therapeutics LLC, or Complex Therapeutics LLC were to make an assignment for the benefit of creditors, we will be fully liable for Complex Therapeutics LLC’s obligations under the term loan, which could materially harm our financial position and prospects.
We have suffered, and in the future could suffer, additional losses due to impairment charges related to our Tarzana, California facility, and, in the event of a sale of such facility, the proceeds could be less than our carrying value or the amount of the secured debt encumbering the facility.
To date, we have recorded significant impairment losses on long-lived assets related to our Tarzana, California facility. Most recently, during the year ended December 31, 2025, we recorded aggregate impairment losses on long-lived assets held for sale of $16.6 million related to the Tarzana facility. We may suffer additional impairment losses related to the Tarzana facility. In addition, in the event the Tarzana facility is sold, we may not recover its carrying value, and we may suffer additional impairment losses. Further, it is possible that we will not be able to sell the facility for an amount equal to or greater than the amount of secured debt encumbering the facility.
Risks Related to the Development of Product Candidates
We currently have no product candidate in active development. We have, and we may in the future, engage in strategic transactions to license or otherwise acquire new product candidates or technologies, and we may not be successful in developing or commercializing any such product candidates.
Currently we do not have any product candidate in active development. We do not have any products that are approved for commercial sale, and we may never be able to license or acquire, develop or commercialize any marketable products. We are seeking to engage in strategic transactions to in-license or acquire and develop therapeutic assets for diseases with significant unmet need. We may not be able to identify, in-license or otherwise acquire, and subsequently develop, new product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established or more attractive companies may pursue strategies to license or acquire third-party intellectual property rights or assets that we may consider attractive for further development. These companies may have a competitive advantage over us due to their size, capital resources and/or greater clinical development, manufacturing and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, and companies that do not perceive us to be a potential competitor may be reluctant to consider licensing to us given our lack of relevant meaningful experience. In addition, the process of identifying new product candidates and technologies that may be available to acquire or in-license and assessing their potential and value is difficult and time-consuming. Even if we identify suitable candidates to license or acquire, negotiating strategic transactions is time-consuming. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are successful in in our efforts to license or acquire product candidates, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. We may not be successful in developing or commercializing any product candidate we may license or otherwise acquire and seek to develop. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.
If we are unable to successfully develop, receive regulatory approval for and commercialize product candidates for the indications we seek, or experience significant delays in doing so, our business will be harmed.
We currently have no product candidate in active development or any products approved for commercial sale. As a company, we have no prior experience completing any clinical trials; we have limited experience in preparing, submitting and prosecuting regulatory filings and we have not previously submitted an NDA or BLA, for any product candidate. Any product candidate that we are able to in-license or otherwise acquire will likely require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
Our ability to generate revenue from any product candidates which we may seek to develop, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of one or more product candidates. The success of any product candidates that we may seek to develop will depend on several factors, including:
•identifying and successfully licensing or otherwise acquiring promising product candidates;
•timely and successful completion of preclinical studies and clinical trials;
•effective INDs from the FDA or comparable foreign applications that allow commencement of clinical trials for such product candidates;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or GCPs, and current Good Laboratory Practices;
•successful development of, or making arrangements with third-party manufacturers for manufacturing product candidates;
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
•the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we may seek to develop;
•our ability to produce any product candidates we develop on a commercial scale;
•obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for any product candidates we may seek to develop and otherwise protecting our rights in our intellectual property portfolio;
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
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may seek to develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations. At any time, we may decide to discontinue the development of, or not to commercialize, a product candidate, such as our past decision to discontinue our ITIL-168, ITIL-306 and AXN-2510 development programs. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.
Clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of any product candidate we may seek to develop.
The clinical trials and manufacturing of product candidates are, and the manufacturing and marketing of products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market any product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidates we may seek to develop, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that any clinical trials we or a collaborator may conduct of any product candidates we may seek to develop will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of any product candidates for their targeted indications or support continued clinical development of such product candidates. Our clinical trials may not be successful.
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
To date, we have not completed any clinical trials required for the approval of any product candidate. We may experience delays in conducting any clinical trials and we do not know whether our clinical trials we decide to conduct will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates or significantly increase the cost of such trials, including:
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
If we are required to conduct additional clinical trials or other testing of product candidates we may seek to develop beyond those that we plan for, if we are unable to successfully complete clinical trials of such product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
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
Any product candidate we may seek to develop will require extensive clinical testing before we are prepared to submit an NDA, BLA or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for any product candidates we may seek to develop and submit an NDA, BLA or MAA for regulatory approval of any such product candidates or whether any such NDA, BLA or MAA will be approved. We may also seek feedback from the FDA, or other regulatory authorities on our clinical development program, and such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.
We cannot predict with any certainty whether or when we might complete a given clinical trial. If we experience delays in the commencement or completion of clinical trials for any product candidates we may seek to develop, or if we terminate a clinical trial prior to completion, the commercial prospects of any such product candidates could be harmed, and our ability to generate revenues from such product candidates may be delayed or lost. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory approval processes of the FDA, MHRA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for product candidates we may seek to develop, our business will be substantially harmed.
The time required to obtain approval or other marketing authorizations by the FDA, MHRA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of an NDA or BLA from the FDA, and we cannot market them in the European Union until we receive approval for a MAA from the EMA, or in other foreign countries until we receive the required regulatory approval in such other countries.
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
Any product candidates we may seek to develop could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or any future collaborators' clinical trials;
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
If we are successful in licensing or otherwise acquiring new product candidates, our business will be dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize such product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of an NDA or BLA or foreign marketing application for any product candidates, the FDA, MHRA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, MHRA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, MHRA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
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
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Any product candidates we may seek to develop may not have favorable results in later clinical trials, if any, or receive regulatory approval.
Success in preclinical testing and early stage clinical trials, including testing and trials conducted by us or any future collaborator does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for any product candidates we may seek to develop, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Product candidates we may seek to develop may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical studies and initial clinical trials.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.
Interim, “top-line” and preliminary results from clinical trials that we may announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
If we are successful in licensing or otherwise acquiring new product candidates, from time to time we may publish interim, top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may announce are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary, top-line or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we and they may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

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
Any preclinical studies and clinical trials of product candidates we may seek to develop may fail to demonstrate substantial evidence of the safety and efficacy of such product candidates, or serious adverse or unacceptable side effects may be identified during the development of such product candidates, which could prevent, delay or limit the scope of regulatory approval of such product candidates, limit their commercialization, increase our costs or necessitate the abandonment or limitation of the development of some or all of such product candidates.
To obtain the requisite regulatory approvals for the commercial sale of any product candidate we may seek to develop, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidates are safe, pure and potent for use in each target indication. These trials are expensive and time consuming, and their outcomes are inherently uncertain. Failures can occur at any time during the development process. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication, and most product candidates that begin clinical trials are never approved.
We may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that product candidates we may seek to develop are safe and potent for their intended uses.
If any product candidates we may seek to develop are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of such product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved.
If any such undesirable side effects or unexpected characteristics are observed, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events observed in clinical trials were not caused by the product candidate, the FDA, MHRA, EMA or comparable foreign regulatory authorities or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of such product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for such product candidates or limiting the scope of the approved indication, if approved. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of such product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
Additionally, if one or more of the product candidates we may seek to develop receives marketing approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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
As a company, we do not have experience completing clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
We are early in our efforts to potentially license or otherwise acquire in new product candidates and will need to, among other things, successfully complete clinical trials, including pivotal clinical trials, in order to obtain FDA, MHRA, EMA or comparable foreign regulatory authorities’ approval to market any such product candidates. Carrying out clinical trials and the submission of a successful NDA, BLA or MAA is a complicated process. We have no experience completing any clinical trial, have limited experience in preparing regulatory submissions and have not previously submitted an NDA, BLA or MAA for any product candidate. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of the applicable regulatory applications and approval of any product candidate. We may require more time and incur greater costs than our potential competitors and may not succeed in obtaining regulatory approvals of any product candidate that we seek to develop. Failure to commence or complete, or delays in, clinical trials could prevent us from or delay us in commercializing any product candidate.
We may experience delays or difficulties in the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.
Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients eligible for our clinical trials with competitors which may have ongoing clinical trials for product candidates that are under development to treat the same indications as one or more of the product candidates we may seek to develop, or approved products for the conditions for which we may seek to develop product candidates.
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
Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of any clinical trials that we conduct and we will have limited influence over their performance.
Furthermore, even if we are able to enroll a sufficient number of patients for any clinical trials which we may conduct, we may have difficulty maintaining enrollment of such patients in our clinical trials.
We may expend our limited resources to pursue a particular product candidate or indication and fail to pursue other more promising product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we must focus on licensing, acquiring or investing in potential product candidates that we identify for specific indications within a certain price range. As a result, we may forego or delay pursuing opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable products or profitable market opportunities. Any spending on future development programs and product candidates for specific indications may not yield any commercially viable products. For example, in the second half of 2024 and throughout 2025, our strategy prioritized development of AXN-2510, which we discontinued in January 2026, and prior to that our strategy prioritized development of TIL cell therapy products. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
If we do not achieve our plans and projected goals in the timeframes we announce, the trading price of our common stock may be negatively impacted.
From time to time, we may estimate the timing of the accomplishment of various business development, scientific, clinical, regulatory or other goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of, or availability of data from, preclinical studies and clinical trials and the submission of regulatory filings, or business development activities. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events that could delay or prevent our ability to achieve our goals and meet any projected milestones. In addition, failure to meet projected milestones may negatively impact the trading price of our common stock and our ability to raise additional capital on attractive terms or at all.
Risks Related to the Manufacturing of Product Candidates
Therapeutic product candidates can be complex and difficult to manufacture. We intend to rely on third parties to produce clinical supply of any product candidate we may seek to develop and commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We expect to rely on third parties to manufacture and to perform quality testing for any product candidate we may license or otherwise acquire and seek to develop. Reliance on third parties exposes us to risks associated with having minimal control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.
We do not operate manufacturing facilities for the production of clinical or commercial supplies of any product candidates and currently have no supply agreements for the production of any product candidates. We have no personnel with expertise in manufacturing product candidates and lack the resources and the capabilities to manufacture product candidates on any scale, including clinical or commercial scale. We currently plan to rely on third parties for supply of product candidates we may license or otherwise acquire and seek to develop and for commercial supply if any of such product candidates are approved for sale.
If we seek to develop any product candidate, we will need to secure supply agreements with third-party manufacturers for development, validation and manufacturing of such products candidates. We may be unable to secure agreements for clinical or commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturer’s services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product candidates or any approved products.
Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers, entails additional risks, including:
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
Third-party manufacturers, may not be able to comply with current cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.
Any product candidates and products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, in order to conduct late-stage clinical trials of any product candidates we may seek to develop, we will need to have them manufactured in large quantities. Third-party manufacturers that we engage, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all.
Moreover, if third-party manufacturers that we engage are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.
If the third parties that we engage to manufacture product for any preclinical tests and/or clinical trials that we may seek to conduct should cease to continue to do so for any reason, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of product candidates we may seek to develop or the drug substances used to manufacture them, it will be more difficult for us to develop such product candidates and compete effectively.
If third-party manufacturers for any product candidate we seek to develop divert their capacity and/or supply of materials needed for such product candidates, our ability to complete clinical trials or eventually bring product candidates to market may be compromised.
We expect to rely on third party manufacturers for any product candidates we may develop.
Our expected reliance on third party manufacturers will expose us to the risk that such manufacturers may divert their capacity and/or supply of materials needed for any product candidates we may seek to develop, compromising our ability to complete clinical trials or commercialize such product candidates. Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and/or supply of material needed for the manufacture of such product candidates. If our competitors are able to use their resources to secure preferential access to the supply capacity of third party manufacturers, or if third party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of any product candidates we may seek to develop may be impacted resulting in significant delays and higher costs for development and commercialization of such product candidates
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. Such changes carry the risk that they will not achieve our intended objectives. Any such changes could cause product candidates we seek to develop to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of our future product candidates.

Risks Related to the Commercialization of Product Candidates
Even if any product candidates we may seek to develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
If any product candidates we may seek to develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We do not have sales or marketing infrastructure. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we may seek to build a focused sales and marketing infrastructure to market product candidates in the United States, if they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
The treatable populations for any product candidates we may seek to develop may be smaller than we or third parties currently project, which may affect the addressable markets for such product candidates.
Any projections of the number of people who have the diseases we may seek to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may seek to develop, will be estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect and new studies may report lower incidence or prevalence estimates of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain approval for any product candidates we seek to develop, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of our product candidates.
The total addressable market opportunity for any product candidates we may seek to develop will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, any incidence and prevalence estimates included in our filings with the Securities and Exchange Commission, or the SEC, or otherwise should be viewed with caution. Further, the data and statistical information used in our filings with the SEC and other presentations, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.
Off-label use or misuse of any products we may seek to develop may harm our reputation in the marketplace, result in injuries that lead to costly product liability suits, and/or subject us to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.
If any product candidates that we may seek to develop are approved by the FDA, we may only promote or market our product candidates for their specifically approved indications. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation.
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
We face significant potential competition from other biotechnology and pharmaceutical companies, and from non-profit institutions, which may result in others identifying, discovering, developing or commercializing products before or more successfully than we do.
Drug development is highly competitive and subject to rapid and significant technological advancements. There are many large and small pharmaceutical companies focused on identifying, developing and delivering therapeutics in indications we might target. Further, it is likely that additional drugs will become available in the future for the treatment of any indications we may seek to target.
Universities and public and private research institutions in the United States and Europe are also potential competitors. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to FDA-approved therapies or secure patent protection that could compete with or we may need for the development of future technologies and product candidates.
Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our potential future competitors may also have significantly more experience commercializing drugs. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our potential competitors.
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future, including for the treatment of diseases and disorders in the therapeutic categories we may seek to target. Therefore, our ability to compete successfully will depend largely on our ability to:
•develop and commercialize drugs that are superior to other products in the market;
•demonstrate through clinical trials that product candidates that we may seek to develop are differentiated from existing and future therapies;
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
The availability of competitors’ products could limit the demand, and the price we are able to charge, for any product candidate we seek to develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.
Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make any product candidates we seek to develop less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our potential competitors may succeed in obtaining patent protection, discovering, developing, receiving regulatory and marketing approval for, or commercializing, drugs before we do, which would have an adverse impact on our business and results of operations.
The success of any product candidates we seek to develop will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these therapies.
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for the product candidates we may seek to develop and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
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
Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. Further, increasing efforts by third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective.

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
There can be no assurance that any product candidates we seek to develop, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
We face an inherent risk of product liability exposure related to the testing of any product candidates we may seek to develop in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we could incur. We may need to increase our insurance coverage depending on the clinical development plans of any product candidates we may seek to develop or if we commence commercialization of any such product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Our Dependence on Third Parties
We intend to rely on third parties to conduct, supervise and monitor a significant portion of our research and preclinical testing and clinical trials for any product candidates we may seek to develop, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.

We do not have a pre-clinical research or clinical operations team and intend to engage CROs and other third parties to conduct any preclinical studies and clinical trials and to monitor and manage data for any product candidates we may seek to develop. We intend to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct any clinical trials we may conduct. We may not be able to timely enter into arrangements with third parties or to do so on commercially reasonable terms, if at all. Though we intend to carefully manage our relationships with any CROs we engage, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting any trials we may conduct may also be interrupted by public health emergencies.
In addition, any third parties conducting future clinical trials on our behalf will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize any product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.
We intend to rely on these parties for execution of any preclinical studies and clinical trials, and generally will not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each clinical trial we conduct is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials we conduct to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, MHRA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any clinical trial we may conduct will comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
Furthermore, these third parties may also have relationships with other entities, some of which may be our potential competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining regulatory approvals for any product candidates we may seek to develop and may be delayed in our efforts to successfully commercialize such product candidates for targeted diseases.
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
We may seek collaborations with third parties for the development or commercialization of any product candidates we may seek to develop. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We may seek third-party collaborators for the development and commercialization of any product candidates we may seek to develop. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.
Risks Related to our Intellectual Property
If we or our future licensors are unable to obtain and maintain sufficient patent protection for any product candidates we may seek to develop, or if the scope of the patent protection is not sufficiently broad, third parties, including our potential competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to any product candidates we may seek to develop.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. We cannot offer any assurances about which of, any our future patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our resulting or granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product, that would be competitive with one or more of our product candidates. There is no assurance that all the potentially relevant prior art relating to our patent and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our future licensors were the first to file any patent application related to our product candidates and technologies. Additionally, a derivation proceeding before the United States Patent and Trademark Office can be initiated by a third party to contest inventorship of the subject matter claimed in our applications.
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
Patent terms may be inadequate to protect our competitive position on any product we may seek to develop for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-United States legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering product candidates we may seek to develop are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.
If we fail to comply with our obligations imposed by any intellectual property licenses with third parties that we may need in the future, we could lose rights that are important to our business.
We may in the future require licenses to additional third-party technology and materials. Such licenses may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition. Even if we acquire the right to control the prosecution, maintenance and enforcement of the licensed and sublicensed intellectual property relating to our product candidates, we may require the cooperation of our licensors and any upstream licensor, which may not be forthcoming. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business. If we or any future licensor fail to maintain such patents, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future. Further, if we fail to comply with our development obligations under our license agreements, we may lose our patent rights with respect to such agreement, which would affect our patent rights worldwide.
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

Similarly, changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. As an example, some European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unified Patent Court, or UPC. The option of a Unitary Patent is a significant change in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation in the UPC. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement, in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.
We may be involved in lawsuits to protect or enforce patents protecting product candidates we may seek to develop, which could be expensive, time consuming and unsuccessful.
Potential competitors may infringe issued patents or any patents issued as a result of pending or future patent applications related to product candidates we may seek to develop. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our or our licensor’s patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of such patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent.
If we initiate legal proceedings against a third party to enforce a patent covering a product candidate we may seek to develop, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings, nullity proceedings or litigation or invalidation trials or invalidation proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.
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
We may not identify relevant third party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent which might adversely affect our ability to develop and market products.
We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope and validity of patent claims or the expiration of relevant patents, are or will be complete or thorough, nor can we be certain that we have identified or will identify each and every third party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of product candidates we may seek to develop in any jurisdiction.
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
A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of product candidates we may seek to develop. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize such product candidates, in which case we would be required to acquire or obtain a license to such intellectual property from these third parties, and we may be unable to do so on commercially reasonable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.
Our commercial success depends in part on our ability to develop, manufacture, market and sell drug candidates that we may seek to develop and use our proprietary technologies without infringing or otherwise violating the patents and proprietary rights of third parties. As any future product candidate we may seek to develop progresses toward commercialization, the possibility of a patent infringement claim against us would increase. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation proceedings, post grant reviews, inter partes reviews, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates and technologies. Third parties, including our competitors may initiate legal proceedings against us alleging that we are infringing or otherwise violating their patent or other intellectual property rights.
We cannot provide any assurance that any product candidates we may seek to develop will not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.
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
We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patent applications, our future patents issued as a result of our pending or future applications, or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing product candidates we may seek to develop. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
If we rely on third parties to manufacture or commercialize any product candidates we may seek to develop, or if we collaborate with additional third parties for the development of such product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Potential competitors may use our technologies in jurisdictions where we do not obtain patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as that in the United States or Europe. These products may compete with the product candidates we may seek to develop, and our future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
While we intend to protect any intellectual property rights in any product candidates we may seek to develop in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.
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
The degree of future protection afforded by our future intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make products that are similar to or otherwise competitive with product candidates we may seek to develop but that are not covered by the claims of our or future collaborator’s current or future patents;
•an in-license necessary for the manufacture, use, sale, offer for sale or importation of one or more product candidates we may seek to develop may be terminated by the licensor;
•we or future collaborators might not have been the first to make the inventions covered by our licensed-in, issued or future issued patents or our pending patent applications;
•we or future collaborators might not have been the first to file patent applications covering certain of our inventions or the inventions we have licensed-in;
•others may independently develop similar or alternative technologies or duplicate any technologies we may seek to develop without infringing our intellectual property rights;
•it is possible that our future pending patent applications will not lead to issued patents;
•issued patents that we own or in-license may be held invalid or unenforceable as a result of legal challenges by our competitors;
•issued patents that we own or in-license may not provide coverage for all aspects of our product candidates in all countries;
•our potential competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and their covered subcontractors;
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives.
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
Even if we obtain regulatory approval for any product candidates we may seek to develop, they will remain subject to ongoing regulatory oversight, which may result in significant additional expense.
Even if we obtain any regulatory approval for any product candidates we may seek to develop, they will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals that we receive for any product candidates may also be subject to a risk evaluation and mitigation strategy, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.
Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will also have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval, commonly known as off-label promotion. The holder of an approved NDA or BLA must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. A company that is found to have improperly promoted off-label uses of their products may be subject to significant civil, criminal and administrative penalties.
In addition, drug manufacturers are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA, BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.
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
Even if we obtain FDA, MHRA or EMA approval for any product candidates we may seek to develop in the United States or European Union, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.
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
Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in foreign markets, and we do not have experience in obtaining regulatory approval in any jurisdiction, including in foreign markets. If we fail to comply with regulatory requirements in foreign markets or to obtain and maintain required approvals, or if regulatory approvals in foreign markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we seek to develop will be unrealized.
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
Among policy makers and payors in the United States and elsewhere, there has been significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
There have been amendments to executive, judicial and congressional challenges to certain aspects of the ACA. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our product candidates, if approved, which could have a material adverse effect on our business, financial condition and results of operations. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
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
If our information technology systems or those of the third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
Certain of the previously identified or similar threats have in the past and could in the future cause a security incident or other interruption that have in the past and could in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts and unsuccessful attempts to impersonate key personnel in email in the past, and we expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. We expend significant resources and we may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures to protect our information technology systems and sensitive information.

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
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders (including affected individuals, customers, regulators, and investors) of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we, or a third party with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss and other similar harms.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.
In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA as amended HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with rights concerning their personal data. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Other states have also passed or are considering comprehensive privacy laws, and similar laws are being considered at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties with whom we work.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the UK GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, misleading, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf. We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to loss of customers, interruptions or stoppages in our business operations including clinical trials, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize any products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could seriously harm our business.
We and any contract manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations could involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations could also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.
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
Recruiting and retaining qualified personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We may also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us, including in formulating our development and commercialization strategy for any product candidates we may seek to develop. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our strategy will be limited.
Our resources may not be sufficient to manage our future growth; failure to properly manage our potential growth could disrupt our operations and adversely affect our business, financial condition, results of operations and prospects.
Even if we obtain funding for operations, we may fail to adequately manage our future growth. As and to the extent we are successful in licensing or otherwise acquiring and developing new product candidates, we expect to experience significant growth and change in the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. Any change in our operations may place a significant strain on our administrative, financial and operational resources, and increase demands on our management, as well as our operational and administrative systems, controls and other resources. There can be no assurances that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future; or that we will be able to successfully implement appropriate measures consistent with our strategy. To strategically manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit, train and retain additional personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential future growth, we may not be able to effectively manage the strategic expansion of our operations, manage our employee base or recruit, train and retain additional personnel. Our failure to properly manage our potential growth may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The trading price of the shares of our common stock has been and may continue to be very volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been and may continue to be very volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•our ability to license-in or otherwise acquire any new product candidates and the perceived attractiveness of any such product candidates;
•the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of any product candidates we may seek to develop;
•any delay in our regulatory filings for any product candidate we may seek to develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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
•our relationships with any collaborators;
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
The stock market in general, and the Nasdaq Stock Market and smaller biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including armed conflicts, supply chain disruptions, heightened inflation and fluctuations in interest rates, tariffs, recent and potential future international trade disruptions and potentially worsening global economic or geopolitical conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
We have generated and expect to continue to generate in the future significant federal and state net operating loss, or NOL, carryforwards. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our initial public offering, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance for deferred tax assets including NOLs.
Our business activities could be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.
Our business activities could be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer products in one or more countries as well as difficulties in manufacturing or continuing to develop products, and could materially damage our reputation, our brand, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of ongoing military conflicts, terrorism or other geopolitical events, and political tensions between the U.S. and China. Sanctions imposed by the United States and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Furthermore, a severe or prolonged economic downturn, including a recession or depression or major epidemic or pandemic, or political disruption could result in a variety of risks to our business and could negatively impact, among other things, our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.
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
The Company’s information technology (IT) Department, led by our Global Head of IT, helps identify, assess, and manage the Company’s cybersecurity threats and risks. The IT Department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example subscribing to reports and services that identify certain cybersecurity threats, analyzing reports of threats and actors, using automated tools to identify certain risks within our collaboration environment, evaluating certain threats reported to us, engaging third parties to conduct threat assessments, conducting vulnerability assessments, and using external intelligence feeds.
Depending on the environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response policy, incident detection and response, employee cybersecurity awareness training, encryption of certain data, endpoint detection and response for certain endpoints, network security controls, physical security, access controls, asset management, tracking and disposal, systems monitoring, cybersecurity insurance, and a managed Security Operations Center (SOC).
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our senior management along with our IT Department evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of our Board of Directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: a threat intelligence service provider, cybersecurity software providers, and managed cybersecurity service providers.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, and contract manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including reviewing security assessment reports from certain vendors.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of the third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.” and “We are subject to a variety of stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and data security, and our actual or perceived failure to comply with them could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.”
Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee of our Board of Directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
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
The Audit Committee receives periodic reports of certain cybersecurity incidents from our Global Head of IT pursuant to the Company’s incident response plan and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.
Item 2. Properties.
Our wholly owned subsidiary, Complex Therapeutics LLC, owns a manufacturing facility in Tarzana, California and in July 2024 it leased the facility to AstraZeneca. The facility consists of 128,097 square feet of clinical and commercial manufacturing space.
Our headquarters is located in Dallas, Texas and consists of 5,055 square feet of leased office space under a lease that expires in April 2026. We also lease 7,728 square feet of leased laboratory and office space in Alderley Park, United Kingdom, under three leases that expire in November 2026.
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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock is listed on the Nasdaq Stock Market under the symbol “TIL”.
Holders of our Common Stock
As of March 25, 2026, there were 13 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read the “Special Note Regarding Forward-Looking Statements,” “Risk Factor Summary,” and “Risk Factors” sections above.
Overview
We are a biotechnology company focused on identifying and advancing innovative therapeutic opportunities.
In January 2026, we announced that our wholly owned subsidiary, Axion Bio, was discontinuing development of AXN-2510, our former lead product candidate. We are actively seeking to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
Since inception, we have had significant operating losses. Our net loss was $71.4 million and $74.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $726.5 million. As of December 31, 2025, we had cash, cash equivalents, restricted cash and marketable securities of $76.3 million, which consisted of $6.6 million in cash and cash equivalents, $0.2 million of restricted cash and $69.5 million in marketable securities. We expect to continue to incur net losses for the foreseeable future.
Components of Operating Results
Operating Expenses
In-Process Research and Development
In-process research and development (IPR&D) expenses include IPR&D acquired as part of in-license payments made to ImmuneOnco for our prior product candidate AXN-2510, for which there is no alternative future use and are expensed as incurred.
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
We expect our future research and development expenses to change in line with our potential business development activities and any nonclinical and clinical development activities. Our expenditures on any future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including:
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
Restructuring and Impairment Charges
Restructuring and impairment charges for the year ended December 31, 2025 consisted primarily of fees related to terminated contracts and an impairment loss recognized on long-lived assets held for sale in connection with listing the Tarzana facility for sale in March 2025.
Restructuring and impairment charges for the year ended December 31, 2024 consisted primarily of employee termination costs, contract terminations, and impairment loss recognized on long-lived assets held for sale, leasehold improvements, and right-of-use assets.
In January 2023, our Board of Directors approved a restructuring plan, or the 2023 Plan, related to the consolidation of our former ITIL-306 Phase 1 clinical trial and related manufacturing of CoStAR-TIL to our operations in Manchester, UK.
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
As a result of the Plan, we incurred restructuring and impairment charges of $16.6 million and $7.5 million during the years ended December 31, 2025 and 2024, respectively.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts and marketable securities.
Interest Expense
Interest expense consists of interest expense on our debt and amortization of loan origination costs.
Other Rental Income
Other rental income consists of rental income related to the Tarzana facility.

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
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law and included various tax policy changes. OBBBA did not have a material impact on our 2025 consolidated financial statements.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change
	2025	2024	$
Operating expenses:
In-process research and development	$10,000	$10,000	$—
Research and development	24,738	11,838	12,900
General and administrative	27,221	44,210	(16,989)
Restructuring and impairment charges	16,622	7,493	9,129
Total operating expenses	78,581	73,541	5,040
Loss from operations	(78,581)	(73,541)	(5,040)
Interest income	3,858	6,987	(3,129)
Interest expense	(5,829)	(8,992)	3,163
Other rental income	8,968	4,267	4,701
Other income (expense), net	212	(2,856)	3,068
Net loss	$(71,372)	$(74,135)	$2,763
In-process Research and Development Expenses
In-process research and development expenses were $10.0 million for each of the years ended December 31, 2025 and 2024, due to a $10.0 million payment to ImmuneOnco for achievement of the IND clearance milestone during the year ended December 31, 2025 and an upfront payment to ImmuneOnco during year ended December 31, 2024.
Research and Development Expenses
Research and development expenses were $24.7 million and $11.8 million for the years ended December 31, 2025 and 2024, respectively. The net increase of $12.9 million was primarily due to:
•$17.7 million increase in costs related to research and clinical development activities from our ImmuneOnco collaboration and our AXN-2510 clinical trial; partially offset by
•$2.8 million decrease in costs from reduced headcount, consisting primarily of decreases of $2.9 million in wages and benefits, $1.3 million in stock-based compensation expense, and $0.1 million for other employee-related expenses in relation to our research and development personnel; partially offset by a $1.5 million increase in professional services; and
•$2.0 million decrease in expenses related to facilities, overhead, depreciation, and other expenses due to strategic reductions made in these areas.

The following table shows our research and development expenses by program for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
In-process research and development:
AXN-2510/IMM2510	$10,000	$10,000
Research and development:
AXN-2510/IMM2510	20,351	1,291
Other program expenses (1)	4,387	10,547
Total research and development by program	$24,738	$11,838
Total research and development expenses	$34,738	$21,838
______________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses
General and administrative expenses were $27.2 million and $44.2 million for the years ended December 31, 2025 and 2024, respectively. The net decrease of $17.0 million was primarily due to:
•$10.5 million decrease in costs resulting from decreases in headcount and personnel related costs, including a decrease in stock-based compensation expense of $7.3 million;
•$4.4 million decrease in depreciation, facility costs, and insurance expenses; and
•$2.1 million decrease in consulting and professional service costs, mainly consisting of decreases in costs of business operations consultants of $2.0 million and information technology and facility consultants of $0.1 million.
Restructuring and Impairment Charges
Restructuring and impairment charges were approximately $16.6 million and $7.5 million for the years ended December 31, 2025 and 2024, respectively. The net increase of approximately $9.1 million was primarily due to:
•$12.2 million increase in costs from impairments of assets held for sale, primarily related to an impairment of the Tarzana facility; and
•$0.8 million increase in costs resulting from termination of contracts; partially offset by
•$2.7 million decrease in severance payments and benefits continuation costs;
•$0.8 million decrease in costs from impairments of right-of-use assets; and
•$0.3 million decrease in costs from leasehold improvement impairments.
Interest Income, Interest Expense, Other Rental Income and Other Income (Expense), Net
Interest income, interest expense, other rental income and other income (expense), net was $7.2 million of income and $0.6 million of expense for the years ended December 31, 2025 and 2024, respectively. The increase in income of $7.8 million was primarily due to:
•$4.7 million increase in rental income related to the Tarzana facility;
•$3.2 million decrease of interest expense from our debt;
•$2.4 million decrease in other losses, including change in fair value from terminated derivative financial instruments and debt extinguishment; and
•$0.6 million increase due to gain on foreign currency transactions; partially offset by
•$3.1 million decrease of interest income related to our investments.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from commercial sales of any product candidate for at least several years, if ever.
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
In June 2022, our wholly owned subsidiaries, Complex Therapeutics Mezzanine LLC and Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Construction Loans, secured by Complex Therapeutics LLC's Tarzana, California land and building. Construction of the Tarzana facility was subsequently completed and in 2024 the facility was leased to AstraZeneca Pharmaceuticals LP, or Tenant. The initial principal amount of the Construction Loans was $52.1 million, with additional future principal of up to $32.9 million to fund then ongoing construction costs. During the year ended December 31, 2024, Complex Therapeutics LLC refinanced the outstanding principal amount under the Construction Loans and we treated it as an extinguishment for accounting purposes. On December 20, 2024, or the Closing Date, Complex Therapeutics LLC entered into a Term Loan Agreement and related loan documents with Midland National Life Insurance Company, or Midland, pursuant to which Midland loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million, or the 2024 Loan, to refinance the Construction Loans secured by the Tarzana facility. Substantially all of the 2024 Loan proceeds were used to repay in full the Construction Loans. As of December 31, 2025, the outstanding principal amount under the 2024 Loan was $85.6 million and unamortized debt issuance costs were $0.8 million.
The 2024 Loan may be prepaid in whole but not in part. If the 2024 Loan is prepaid on or prior to the 12-month anniversary of the Closing Date, a prepayment fee would have been required (other than in connection with a casualty or condemnation event) to make Midland whole for the interest it would have otherwise earned on the 2024 Loan during the first 12 months of the 2024 Loan. There is no prepayment fee due if the 2024 Loan is prepaid after the 12-month anniversary of the Closing Date.
The 2024 Loan has a term of two years with a one-year extension option. The extension option is subject to certain conditions being met, including: (a) no potential default or event of default, (b) payment of a 0.35% extension fee and the costs and expenses of Midland incurred in connection with the extension, (c) replenishing of all reserve funds as reasonably determined by Midland, and (d) compliance with minimum debt yield and debt service coverage ratio requirements. The 2024 Loan bears interest at a fixed rate of 6.35% per annum, with interest-only payments during the term of the 2024 Loan and the principal balance due in full at maturity. We expect Complex Therapeutics LLC to meet all requirements necessary to exercise the extension to extend the maturity by one year to January 2028. We expect that written notice to extend the loan will be provided as early as the 2024 Loan permits, which is no sooner than one hundred twenty days from its maturity date and no later than thirty days before its maturity date.
On November 13, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on November 21, 2024. Pursuant to our shelf registration statement we may, from time to time, sell up to an aggregate of $200 million of our common stock, preferred stock, debt securities or warrants.
In March 2025, we entered into an Open Market Sale AgreementSM, with Jefferies LLC, or Jefferies, as sales agent, under which we may offer and sell, from time to time, shares of our common stock through Jefferies, with an aggregate offering price of up to $100 million by methods deemed to be an “at the market offering,” or the ATM Program.

As of December 31, 2025, we had sold an aggregate of 185,837 shares of our common stock under the ATM Program for net proceeds of $6.6 million after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of December 31, 2025 was approximately $93.1 million.
As of December 31, 2025, we had cash, cash equivalents, restricted cash and marketable securities of $76.3 million, which consisted of $6.6 million in cash and cash equivalents, $0.2 million in restricted cash and $69.5 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Future Funding Requirements
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2027.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We evaluated our ability to continue as a going concern for the twelve months following the issuance of the consolidated financial statements. As disclosed and defined in Note 8, the 2024 Loan is due in January 2027, for total principal of $85.6 million which is in excess of cash, cash equivalents, and marketable securities on hand as of December 31, 2025, which we concluded is an indicator of substantial doubt about our ability to continue as a going concern.
If we are unable to refinance the 2024 Loan prior to maturity, we plan to execute our contractual right to extend the maturity of the 2024 Loan to January 2028. In addition to our plan to exercise the extension option in the 2024 Loan, we may seek to refinance or restructure the 2024 Loan including by extending its maturity date beyond the extended date, sell the building to repay the 2024 Loan, or seek additional financing in the form of equity or debt instruments. There can be no assurance that new financing or other forms of funding will be available on favorable terms or at all. We concluded that our contractual right to exercise the extension option to January 2028 is solely within our control and alleviates the conditions that raise substantial doubt about our ability to continue as a going concern.

We use our cash to fund operations, primarily to fund our business development, research and development expenditures and related personnel costs. We expect our expenses to continue to be significant as we invest in research and development activities, particularly if we in-license or acquire product candidates, advance one or more product candidates into later stages of development and conduct clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. Because of the numerous risks and uncertainties associated with acquiring product candidates, and the research, development and commercialization of product candidates, we are unable to estimate the exact timing and amount of our funding requirements. Our future operating expenditures will depend on many factors, including:
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
•the cost of commercialization activities of any product candidates, if approved for sale, including marketing, sales and distribution costs;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any intellectual property portfolio we may acquire;
•costs related to the Tarzana facility; and
•any delays or issues resulting from the impact of adverse geopolitical and economic conditions.
Until we can generate substantial revenue from sales of a product candidate, if that occurs, we plan to fund our operations through equity offerings, debt financings, leasing income, or other capital sources. This may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, fluctuations in interest rates, military conflicts, including in Ukraine and the Middle East, tariffs and recent and potential trade wars. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors.”
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by:
Cash used in operating activities	$(36,619)	$(55,696)
Cash provided by investing activities	25,476	53,974
Cash provided by financing activities	7,292	1,755
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,851)	$33
Cash Flows from Operating Activities
Cash used in operating activities for the year ended December 31, 2025 was $36.6 million, which consisted of the net loss of $71.4 million and a $0.6 million net change to our net operating assets and liabilities, partially offset by $35.4 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to an increase of $3.4 million in accrued rent receivable, a decrease of $2.3 million in accrued expenses and other current liabilities, a decrease of $1.4 million in operating lease liabilities, and a decrease of $0.1 million in long-term liabilities partially offset by a decrease of $6.1 million in prepaid expenses and other current assets, a decrease of $0.4 million in other long-term assets, and an increase of $0.1 million in accounts payable. The non-cash charges primarily consisted of impairment of property, plant and equipment of $16.6 million, in-process research and development expenses of $10.0 million, stock-based compensation of $8.7 million, non-cash interest expense of $0.8 million, depreciation expense of $0.5 million, and non-cash lease expenses of $0.2 million; partially offset by a decrease in the fair value of contingent consideration of $0.9 million, and a change in foreign exchange remeasurement of $0.5 million.
Cash used in operating activities for the year ended December 31, 2024 was $55.7 million, which consisted of the net loss of $74.1 million and a $12.6 million net change to our net operating assets and liabilities, partially offset by $31.0 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $1.9 million in accrued expenses, accrued restructuring costs, and other current liabilities, a decrease of $1.4 million in operating lease liabilities, a decrease of $0.6 million in accounts payable, an increase of $0.2 million in prepaid expenses and other current assets, an increase of $4.2 million in accrued rent receivable, and an increase of $4.4 million in other long-term assets. The non-cash charges primarily consisted of stock-based compensation of $17.3 million, in-process research and development expenses of $10.0 million, impairment of property, plant and equipment of $4.3 million, impairment of right-of-use assets of $0.8 million and depreciation expense of $3.6 million, offset by accretion on invested securities of $4.3 million and decrease in the fair value of contingent consideration $3.9 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the year ended December 31, 2025 was $25.5 million, consisting primarily of $35.0 million of cash provided by marketable securities investments and $0.4 million of cash received from asset disposals, offset by $10.0 million of acquired in-process research and development.
Cash provided by investing activities for the year ended December 31, 2024 was $54.0 million, consisting primarily of $64.1 million of cash provided by marketable securities investments, $0.9 million of cash received from asset disposals and $0.6 million of cash received from termination of derivative financial instruments, offset by $10.0 million of acquired in-process research and development and $1.6 million from the renewal of our derivative financial instrument.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2025 was $7.3 million, which primarily consisted of net proceeds from our ATM Program of $6.6 million and net proceeds from the exercise of stock options of $0.9 million, partially offset by closing costs related to the 2024 Loan of $0.2 million.
Cash provided by financing activities for the year ended December 31, 2024 was $1.8 million, which was primarily related to net cash proceeds from the 2024 Loan of $85.6 million and proceeds from the exercise of stock options of $0.4 million, partially offset by principal repayments of our Construction Loans of $82.8 million and closing costs related to the 2024 Loan of $1.4 million.
Contractual Obligations and Commitments
As of December 31, 2025, the outstanding principal amount under the 2024 Loan was $85.6 million and unamortized debt issuance costs were $0.8 million. The 2024 Loan matures on January 10, 2027, or the scheduled maturity date, and includes a one year extension option. Notice to exercise the extension may be provided no earlier than one hundred twenty days and no later than thirty days prior to the scheduled maturity date. We expect Complex Therapeutics LLC to meet all requirements necessary to exercise the extension.
As of December 31, 2025, we had non-cancelable purchase commitments of approximately $0.2 million consisting mainly of operating commitments. Additionally, future minimum lease payments under noncancellable operating leases as of December 31, 2025 totaled $0.4 million, as discussed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report.

On January 5, 2026, Axion Bio and ImmuneOnco entered into an agreement terminating the IO Collaboration Agreement. Under the termination agreement Axion Bio agreed to transfer its rights, title and interest related to AXN-2510 and AXN-27M to ImmuneOnco, and ImmuneOnco agreed to pay Axion Bio $1.8 million.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We initially measure a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by us through evaluations of quoted market prices received for other comparable held for sale assets sold by us. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we cease depreciation and report long-lived assets in the line item “assets held for sale” in the consolidated balance sheets.
During the year ended December 31, 2025, we determined there were indicators of impairment on the Tarzana facility listed as held for sale. As a result, we performed recoverability tests on the asset group and concluded the asset's fair value less cost to sell was less than the carrying amount. We estimate the fair value of our building through a combination of income-based and market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data, such as comparable building sales and occupancy rates. The costs to sell were determined by estimated legal, tax, and real estate broker fees. The fair value less cost to sell of our building was determined to be $112.1 million, compared to the carrying value of $128.7 million at the time of held for sale classification. This led to an impairment of approximately $16.6 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” The fair value of these assets are classified within Level 2 of the fair value hierarchy.
During the year ended December 31, 2024, we recorded non-cash impairment charges for assets held for sale related to impairment of our Manchester, United Kingdom manufacturing equipment of $4.3 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
Refer to Notes 2 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, we depreciate or amortize the remaining carrying value over the revised shorter useful life. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. To date, we have recorded impairment losses on long-lived assets associated with a sustained decrease in our stock price and our prior strategic prioritization of our preclinical and clinical development programs. We recognized a non-cash impairment charge related to leasehold improvements of nil and $0.3 million during 2025 and 2024, respectively. The impairment charges were recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
As discussed above, during the year ended December 31, 2025 we recorded impairment of approximately $16.6 million on the Tarzana facility recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
During the year ended December 31, 2024, we recorded non-cash impairment charges for assets held for sale related to impairment of our Manchester, United Kingdom manufacturing equipment of $4.3 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.”
See Notes 2 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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

Item 8. Financial Statements and Supplementary Data.

INSTIL BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Instil Bio, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Instil Bio, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
March 27, 2026
We have served as the Company’s auditor since 2020.

INSTIL BIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,638	$8,805
Restricted cash	166	1,830
Marketable securities	69,491	104,510
Prepaid expenses and other current assets	3,038	9,325
Assets held for sale	112,096	—
Total current assets	191,429	124,470
Property, plant and equipment, net	126	129,406
Operating lease right-of-use assets	238	934
Accrued rent receivable	7,664	4,267
Other long-term assets	4,066	4,490
Total assets	$203,523	$263,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$779	$659
Accrued expenses and other current liabilities	4,064	7,237
Total current liabilities	4,843	7,896
Contingent consideration	—	948
Operating lease liabilities, non-current	—	1,017
Loan payable	84,806	84,187
Other long-term liabilities	8	83
Total liabilities	89,657	94,131
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2025, and 2024	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,781,976 and 6,525,887 shares issued and outstanding as of December 31, 2025, and 2024	—	—
Additional paid-in capital	840,937	824,780
Accumulated other comprehensive loss	(583)	(228)
Accumulated deficit	(726,488)	(655,116)
Total stockholders’ equity	113,866	169,436
Total liabilities and stockholders’ equity	$203,523	$263,567

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
In-process research and development	$10,000	$10,000
Research and development	24,738	11,838
General and administrative	27,221	44,210
Restructuring and impairment charges	16,622	7,493
Total operating expenses	78,581	73,541
Loss from operations	(78,581)	(73,541)
Interest income	3,858	6,987
Interest expense	(5,829)	(8,992)
Other rental income	8,968	4,267
Other income (expense), net	212	(2,856)
Net loss	(71,372)	(74,135)
Other comprehensive income:
Foreign currency translation	(342)	168
Unrealized loss on available-for-sale securities, net	(13)	(48)
Net comprehensive loss	$(71,727)	$(74,015)
Net loss per share, basic and diluted	$(10.70)	$(11.39)
Weighted-average shares used in computing net loss per share, basic and diluted	6,668,268	6,510,138

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	6,503,913	$—	$807,158	$(348)	$(580,981)	$225,829
Issuance of common stock upon exercise of stock options	21,974	—	365	—	—	365
Stock-based compensation	—	—	17,257	—	—	17,257
Net loss	—	—	—	—	(74,135)	(74,135)
Other comprehensive income	—	—	—	120	—	120
Balance—December 31, 2024	6,525,887	—	824,780	(228)	(655,116)	169,436
Issuance of common stock upon exercise of stock options	70,252	—	853	—	—	853
Issuance of common stock in at-the-market offering, net of $0.3 million in issuance costs	185,837	—	6,611	—	—	6,611
Stock-based compensation	—	—	8,693	—	—	8,693
Net loss	—	—	—	—	(71,372)	(71,372)
Other comprehensive loss	—	—	—	(355)	—	(355)
Balance—December 31, 2025	6,781,976	$—	$840,937	$(583)	$(726,488)	$113,866

The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,372)	$(74,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,693	17,257
Non-cash lease expense	286	212
Foreign exchange remeasurement (gain) loss	(484)	275
Impairment of property, plant and equipment	16,569	4,325
Impairment of right-of-use assets	—	827
Change in fair value of contingent consideration	(948)	(3,910)
Depreciation	534	3,610
Restructuring costs	(91)	—
In-process research and development expenses	10,000	10,000
Accretion on invested securities	(37)	(4,327)
Non-cash interest expense	791	962
Non-cash loss on debt extinguishment	—	415
Change in fair value of derivative financial instrument	—	1,055
Loss on disposals of property and equipment	—	343
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,115	(221)
Other long-term assets	425	(4,363)
Accrued rent receivable	(3,397)	(4,267)
Accounts payable	116	(556)
Operating lease liabilities	(1,393)	(1,377)
Long-term liabilities	(79)	77
Accrued expenses and other current liabilities	(2,347)	(1,898)
Net cash used in operating activities	(36,619)	(55,696)
Cash flows from investing activities:
Purchase of marketable securities	(100,856)	(134,009)
Maturities of marketable securities	135,900	198,100
Cash received from asset disposals	432	866
Acquired in-process research and development	(10,000)	(10,000)
Cash received from termination of derivative financial instrument	—	605
Purchase of derivative financial instrument	—	(1,588)
Net cash provided by investing activities	25,476	53,974
Cash flows from financing activities:
Proceeds from the 2024 Loan	—	85,600
Principal payments on Construction Loans	—	(82,838)
Proceeds from at-the-market offering, net of $0.3 million in issuance costs	6,611	—
Proceeds from exercise of stock options	853	365
2024 Loan agreement closing costs	(172)	(1,372)
Net cash provided by financing activities	7,292	1,755
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,851)	33
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	(94)
Cash, cash equivalents and restricted cash—beginning of period	10,635	10,696
Cash, cash equivalents and restricted cash—end of period	$6,804	$10,635
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,038	$7,997
The accompanying notes are an integral part of these consolidated financial statements.

INSTIL BIO, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is a biotechnology company focused on identifying and advancing innovative therapeutic opportunities.
In January 2026, the Company announced that its wholly owned subsidiary, Axion Bio, Inc. (“Axion Bio”), was discontinuing development of AXN-2510/IMM2510, its former lead product candidate.
The Company is actively seeking to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of assets held for sale and determination of fair value of the Company’s building, and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial Instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and marketable securities. The Company’s cash and cash equivalents are held by two financial institutions in the United States (“U.S.”) and one financial institution in the United Kingdom (“UK”), which management believes to be financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions. At times, the Company’s deposits held in the U.S. and UK may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. During the years ended December 31, 2025 and 2024, the Company has not experienced any credit losses in such accounts or marketable securities.
Risks and Uncertainties
The Company is subject to a number of risks similar to other development-stage biopharmaceutical companies, including but not limited to, the Company’s ability to acquire or in-license promising product candidates, dependency on the clinical and commercial success of such product candidates, if any, ability to obtain regulatory approval of any product candidates, uncertainty of broad adoption of its approved products, if any, by physicians and patients, manufacturing, the need to obtain adequate additional funding, significant competition, and protection of its intellectual property portfolio.

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
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.
Restricted cash consists of a cash reserve which served as collateral for the Company’s Construction Loans (as defined in Note 8) during the year ended December 31, 2024. As of December 31, 2025, restricted cash consists of a cash reserve allocated to future tax payments. There was $0.2 million and $1.8 million restricted cash as of December 31, 2025 and 2024, respectively, on the consolidated balance sheets.
The Company’s investments in marketable securities have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of December 31, 2025 and 2024, marketable securities consisted of U.S. Treasury bills.
The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the consolidated balance sheets and a realized loss within other expense in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, there were no impairment losses for the investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$6,638	$8,805
Restricted cash	166	1,830
Cash, cash equivalents and restricted cash	$6,804	$10,635
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance of the consolidated financial statements. As disclosed and defined in Note 8, the 2024 Loan is due in January 2027, for total principal of $85.6 million which is in excess of cash, cash equivalents, and marketable securities on hand as of December 31, 2025, which management has concluded is an indicator of substantial doubt about the Company's ability to continue as a going concern.

If the Company is unable to refinance the 2024 Loan prior to maturity, the Company plans to execute its contractual right to extend the maturity of the 2024 Loan to January 2028. In addition to the Company’s plan to exercise the extension option in the 2024 Loan, the Company may seek to refinance or restructure the 2024 Loan including by extending its maturity date beyond the extended date, sell the building to repay the 2024 Loan, or seek additional financing in the form of equity or debt instruments. There can be no assurance that new financing or other forms of funding will be available on favorable terms or at all. Management concluded that the Company’s contractual right to exercise the extension option to January 2028 is solely within the Company’s control and alleviates the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

Fair Value Measurement
Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company measures fair value based on a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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
Property, Plant and Equipment, Net
Property, plant and equipment, with the exception of land, is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss. The estimated useful lives of the Company’s property, plant and equipment are as follows:

Computer equipment	3 years
Office furniture	7 years
Building	35 years
The Company owns land and building and, as described in Note 4, the clinical and commercial manufacturing building has been completed and has been leased. See Note 8 for details. In March 2025, the Company’s board of directors (the “Board of Directors”) approved a plan to sell the Tarzana facility. The Company engaged a broker to facilitate the sale of the Tarzana facility and therefore reclassified the land and building as held for sale in the consolidated balance sheet as of December 31, 2025. Refer to Note 4.

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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item “assets held for sale” in its consolidated balance sheets.
In March 2025, the Company’s Board of Directors approved a plan to sell the Tarzana facility. The Company engaged a broker to facilitate the sale of the Tarzana facility and therefore reclassified the land and building as held for sale in the consolidated balance sheet as of December 31, 2025. The Tarzana facility is currently leased to AstraZeneca Pharmaceuticals LP (“Tenant”) and Tenant has a right of first offer to purchase it. Refer to Note 8. During the year ended December 31, 2025, the Company recorded a building impairment related to the Tarzana facility of $16.6 million. During the year ended December 31, 2024, the Company recorded non-cash impairment charges for assets held for sale related to impairment of the Company’s Manchester, United Kingdom manufacturing equipment of $4.3 million recognized in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 4 for more information.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. During the year ended December 31, 2025 the Company recognized an impairment of long-lived assets held for sale related to the Tarzana facility of $16.6 million. During the year ended December 31, 2024, the Company recorded non-cash impairment charges for assets held for sale related to impairment of the Company’s Manchester, United Kingdom manufacturing equipment of $4.3 million.
The Company recognized non-cash impairment charges of nil and $0.3 million for the years ended December 31, 2025 and 2024, respectively, related to impairment of leasehold improvements.
These non-cash impairment charges were recorded in the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges.” See Note 13 for more information.

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
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2025 and 2024, comprehensive loss consists of foreign currency translation adjustments and unrealized loss on available-for-sale securities net of tax.
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
Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and disclosures. For additional information, see Note 12.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU no. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the consolidated financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU 2024-03 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect adoption of ASU 2025-07 to have a material impact on its consolidated financial statements and related disclosures.
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
The CODM reviews net loss, as reported in the consolidated statements of operations and comprehensive loss, as well as the progress of the Company’s program(s). The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented. All long-lived assets owned by the Company are located the United States. The accounting policies of the segment are the same as those described in Note 2.
The following table is a summary of the segment loss, including significant segment expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
In-process research and development	$10,000	$10,000
AXN-2510/IMM2510	20,351	1,291
Other program expenses(1) (2)	4,387	9,901
General and administrative(1)	26,687	41,246
Restructuring charges	16,622	7,493
Depreciation	534	3,610
Interest income	(3,858)	(6,987)
Interest expense	5,829	8,992
Other income, net	(9,180)	(1,411)
Segment net loss	$71,372	$74,135
______________________________________________________________
(1)    Depreciation expense is removed from both “General and administrative” and “Other program expense” and is disclosed separately.
(2)    Other program expenses consist of costs related to the Company’s past development of its CoStAR-TIL technology.

4. Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid general and administrative	$1,170	$1,316
Prepaid research and development	441	4,146
Tax-related receivable	848	2,622
Prepaid contract research organization expenses	431	282
Other current assets	148	959
Total prepaid and other current assets	$3,038	$9,325
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$—	$31,243
Building	—	102,433
Office furniture and computer equipment	509	509
Total property, plant and equipment, gross	509	134,185
Less: accumulated depreciation	(383)	(4,779)
Total property, plant and equipment, net	$126	$129,406
Depreciation expense was $0.5 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively, in the consolidated statements of operations and comprehensive loss.
As of December 31, 2025, the Company had $112.1 million in assets related to the Tarzana facility on the consolidated balance sheet meeting the criteria of held for sale assets. These assets are recognized at the lower of cost or fair value less costs to sell. The Company estimates the fair value of the Tarzana facility through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data such as comparable building sales. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as proprietary independent research in the market as well as actual quotes from market participants. The Company recognized impairment of $16.6 million and nil related to the Tarzana facility during the years ended December 31, 2025 and 2024, respectively.
The Company recognized non-cash impairment charges of nil and $4.3 million related to United Kingdom equipment impairments during the years ended December 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$2,517	$2,691
Accrued operational expenses	43	582
Accrued restructuring costs	155	2,073
Accrued research, development and clinical trial expenses	977	209
Operating lease liabilities, current	372	1,682
Total accrued expenses and other current liabilities	$4,064	$7,237
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
Short-term marketable securities consisted of U.S. Treasury bills that are classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$4,339	$—	$—	$4,339
U.S. Treasury bills	—	69,491	—	69,491
Total	$4,339	$69,491	$—	$73,830

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$5,632	$—	$—	$5,632
U.S. Treasury bills	—	104,510	—	104,510
Total	$5,632	$104,510	$—	$110,142
Financial Liabilities
Contingent consideration	$—	$—	$948	$948
There were no transfers in or out of Level 1, 2 and 3 measurements for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were no securities within Level 3 of the fair value hierarchy. As of December 31, 2024, the contingent consideration was within Level 3 of the fair value hierarchy.

As of December 31, 2025 and 2024, the fair value of the 2024 Loan (as defined in Note 8) was $85.5 million and $84.7 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Level 3 Financial Liabilities
Fair value, beginning balance as of December 31, 2023	$4,858
Change in fair value	(3,910)
Fair value, ending balance as of December 31, 2024	948
Change in fair value	(948)
Fair value, ending balance as of December 31, 2025	$—
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
During the year of acquisition, the Company determined the fair value of the contingent consideration by probability weighting scenarios of milestone achievements to determine the expected future contingent consideration payment, discounted to present value using an 8% discount rate based on the Company’s pre-tax cost of debt on the acquisition date. The probability of payments was 0% and 5% as of December 31, 2025 and 2024, respectively. Determinations of the likelihood of milestone achievements, which trigger payouts related to the contingent consideration, as well as the probabilities for various scenarios used in the Company’s calculations, were based on internal unobservable projections.
During the years ended December 31, 2025 and 2024, the change in fair value related to the contingent consideration was due to the discontinuation of the ITIL-306-202 development program, the change in present value for the passage of time, as well as expected dates and probabilities of milestone achievement revisions.
6. Financial Instruments
Marketable securities classified as available-for-sale on December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$69,439	$58	$(6)	$69,491

	December 31, 2024
	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$104,445	$99	$(34)	$104,510

As of December 31, 2025 and 2024, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $69.5 million and $104.5 million of marketable securities classified as available-for-sale as of December 31, 2025 and December 31, 2024, respectively.
7. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, Axion Bio entered into the license and collaboration agreement with ImmuneOnco (the “IO Collaboration Agreement”). As part of this agreement, Axion Bio made a $10.0 million upfront payment to ImmuneOnco during the year ended December 31, 2024. This amount was fully expensed as in-process research and development (IPR&D) in the same year.
During the year ended December 31, 2024, Axion Bio made a $5.0 million prepayment to ImmuneOnco for development costs, which was fully expensed in research and development as of March 31, 2025. A second $5.0 million prepayment for development costs was made to ImmuneOnco in April 2025, which was fully expensed in research and development as of September 30, 2025. A third $5.0 million prepayment to ImmuneOnco for development costs was made in August 2025. This amount was partially expensed under research and development, with a remaining prepaid balance of $0.3 million recorded as of December 31, 2025.
In June 2025, Axion Bio achieved Investigational New Drug (IND) clearance in the United States for a Phase 1 trial of AXN-2510 in relapsed/refractory solid tumors. This milestone triggered a $10.0 million development payment to ImmuneOnco, which was paid in July 2025. This amount was fully expensed as IPR&D during the second quarter of 2025.
The expenses recognized in connection with the IO Collaboration Agreement were $23.8 million and $10.0 million for the year ended December 31, 2025 and 2024, respectively, and were recorded as a component of research and development expense on the consolidated statements of operations and comprehensive loss. As of December 31, 2025, no additional milestones had been accrued as the underlying contingencies had not yet been resolved.
Under the IO Collaboration Agreement, ImmuneOnco was eligible to receive additional potential near-term payments of up to $15.0 million, up to $2.1 billion in commercial, development and regulatory milestones (including up to $270.0 million in longer term development and regulatory milestones and up to $1.8 billion in commercial milestones) plus single-digit to low double-digit percentage royalties on global net sales of the licensed products outside of Greater China. On January 5, 2026, Axion Bio and ImmuneOnco entered into an agreement terminating the IO Collaboration Agreement. Under the termination agreement, Axion Bio agreed to transfer the rights, title, and interest related to AXN-2510 and AXN-27M to ImmuneOnco, and ImmuneOnco agreed to pay Axion Bio $1.8 million.
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
The Company’s lease costs consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,555	$1,315
Variable lease cost	704	801
Total lease cost	$2,259	$2,116
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$1,545	$2,279
The following table summarizes the Company’s lease assets and liabilities (in thousands):

	December 31,
	2025	2024
Operating lease right-of-use assets	$238	$934
Current operating lease liabilities	$372	$1,682
Non-current operating lease liabilities	$—	$1,017
The following table summarizes other supplemental information related to the Company’s lease obligations:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	0.70	1.70
Weighted-average discount rate	6.75%	6.75%
Future minimum lease payments under operating lease liabilities were $0.4 million as of December 31, 2025 which are recorded in the line item “accrued expenses and other current liabilities” in the consolidated balance sheet.
During the years ended December 31, 2025 and 2024, the Company evaluated its remaining right-of-use assets for impairment, as the Plan (as defined below in Note 13) has resulted in a cessation of use for the United Kingdom locations. The Company determined these assets were impaired and recognized an impairment loss of nil and $0.8 million for the years ended December 31, 2025 and 2024, respectively, which are recorded in the line item “restructuring and impairment charges” in the consolidated statements of operations and comprehensive loss.
Company’s Subsidiary as a Lessor: Tarzana Facility Lease with AstraZeneca
On July 10, 2024, Complex Therapeutics LLC, a wholly owned subsidiary of the Company, entered into a lease with AstraZeneca Pharmaceuticals LP (“Tenant”) pursuant to which Tenant is leasing the facility located in Tarzana, California (the “Lease”). The Lease has an initial term of approximately 15 years, beginning on July 10, 2024 and ending on July 31, 2039, with Tenant having two consecutive options to extend the term for a five-year period each and a one-time option to terminate the Lease on the tenth anniversary of the commencement of the Lease, which, if exercised, obligates Tenant to pay Complex Therapeutics LLC a termination fee. The initial base rent was approximately $0.6 million per month (approximately $7.5 million annually) and the base rent escalates by 3% per annum. Tenant is also required to pay certain operating expenses and tax expenses as additional rent. There was rent abatement during the first year of the Lease such that Tenant paid no rent or reduced rent during this period. Tenant also has a right of first offer to purchase the premises that are subject to the Lease.

The Lease is classified as an operating lease and revenue is recognized on a straight-line basis and is recorded within the consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations. Rental income related to the Lease was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Rental income related to fixed lease income	$8,968	$4,267
Approximate future straight-lined contractual lease income to be recognized under the lease in effect as of December 31, 2025 is as follows (in thousands):

December 31, 2025
2026	$8,968
2027	8,968
2028	8,968
2029	8,968
2030	8,968
Thereafter	76,974
Total	$121,814
Differences between rental income earned and amounts due per the Lease is capitalized or charged, as applicable, to accrued rent receivable. As of December 31, 2025 and December 31, 2024, the Company had accrued rent receivable of $7.7 million and $4.3 million, respectively.
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
Debt
In June 2022, the Company’s wholly owned subsidiaries, Complex Therapeutics Mezzanine LLC and Complex Therapeutics LLC entered into a mortgage construction loan and mezzanine construction loan (together, the “Construction Loans”) secured by Complex Therapeutic LLC's Tarzana, California land and building. The initial principal amount of the Construction Loans was $52.1 million, with additional future principal of up to $32.9 million to fund ongoing construction costs. The Construction Loans were guaranteed by the Company and bore interest at the one-month Secured Overnight Financing Rate, plus 5.25% per annum. On July 10, 2024, Complex Therapeutics LLC entered into the Lease. On December 20, 2024, Complex Therapeutics LLC refinanced the outstanding principal amount under the Construction Loans and the Company treated it as a loan extinguishment for accounting purposes and recorded the $0.4 million of unamortized debt issuance costs associated with the Construction Loans as a loss on debt extinguishment recognized in other expense, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
On December 20, 2024, Complex Therapeutics LLC entered into a Term Loan Agreement (the “2024 Loan”) and related loan documents with Midland National Life Insurance Company (“Midland”), pursuant to which Midland loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million to refinance the Construction Loans. Substantially all of the 2024 Loan proceeds were used to repay in full the Construction Loans. As of December 31, 2025, the outstanding principal amount under the 2024 Loan was $85.6 million and unamortized debt issuance costs were $0.8 million.

The 2024 Loan has a term of two years with a one-year extension option. The extension option is subject to certain conditions being met, including: (a) no potential default or event of default, (b) payment of a 0.35% extension fee and the costs and expenses of Midland incurred in connection with the extension, (c) replenishing of all reserve funds as reasonably determined by Midland, and (d) compliance with minimum debt yield and debt service coverage ratio requirements. The 2024 Loan bears interest at a fixed rate of 6.35% per annum, with interest-only payments during the term of the 2024 Loan and the principal balance due in full at maturity. The Company expects Complex Therapeutics LLC to meet all requirements necessary to exercise the extension.
The 2024 Loan may be prepaid in whole but not in part. If the 2024 Loan is prepaid on or prior to the 12-month anniversary of the Closing Date, a prepayment fee is required (other than in connection with a casualty or condemnation event) to make Midland whole for the interest it would have otherwise earned on the 2024 Loan during the first 12 months. There is no prepayment fee due if the 2024 Loan is prepaid after the 12-month anniversary of the Closing Date.
The net carrying amount of the liability component of the 2024 Loan was as follows (in thousands):

	December 31,
	2025	2024
Principal amount	$85,600	$85,600
Unamortized debt issuance cost	(794)	(1,413)
Net carrying amount	$84,806	$84,187
The following table sets forth the interest expense recognized related to the 2024 Loan and Construction Loans (in thousands):

	Year Ended December 31,
	2025	2024
Contractual interest expense	$5,038	$7,997
Amortization of debt issuance cost	791	995
Total interest expense related to the loans	$5,829	$8,992
Indemnifications
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. No liability associated with such indemnifications was recorded as of December 31, 2025 and 2024.
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements and commitments with third-party vendors for clinical research services, products and other services for operating purposes. These agreements generally provide for termination or cancellation at the Company's option, other than for costs already incurred.
As of December 31, 2025 and 2024, the Company had nil and $0.1 million outstanding liabilities, respectively, in commitments for employee benefits as part of the Plan (see Note 13). As of December 31, 2025 and 2024, the Company had $0.2 million and $1.9 million, respectively, in commitments for contract terminations as part of the Plan. (see Note 13).
The Company entered into an agreement in 2023 with a third-party collaborator in China related to the development of the Company’s CoStAR-TIL technology; this agreement was subsequently terminated in 2025. Milestone payments of nil and $2.6 million were made during the year ended December 31, 2025 and 2024, respectively, and were recorded within research and development expense in the consolidated statements of operations and comprehensive loss.
9. Equity
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends out of legally available funds when and if declared by the Company’s Board of Directors, subject to the rights of holders of any classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the Board of Directors from inception.
As of December 31, 2025 and 2024, the Company had 6,781,976 and 6,525,887 shares of common stock outstanding, respectively.
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
During the year ended December 31, 2025, the Company sold 185,837 shares of common stock under the ATM Program at a weighted-average price of $37.13 per share, for net proceeds of $6.6 million, after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of December 31, 2025 is approximately $93.1 million.
Preferred Stock
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of December 31, 2025 and 2024 there were no shares of preferred stock issued or outstanding.
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
As of December 31, 2025, 481,355 shares of common stock remained available for issuance under the 2021 Plan.
The following table sets forth stock-based compensation included in the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Shares Available for Grant	Shares Issuable Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	659,608	799,622	$87.90	7.18	$101
Additional shares authorized	325,196
Options granted	(546,800)	546,800	$29.19
Options forfeited	74,989	(74,989)	$132.63
Options exercised	—	(21,974)	$16.64
Balance, December 31, 2024	512,993	1,249,459	$60.78	7.31	$4,827
Additional shares authorized	325,012	1,250
Options granted	(562,010)	562,010	$17.58
Options forfeited	205,360	(205,360)	$63.25
Options exercised	—	(70,252)	$12.13
Balance, December 31, 2025	481,355	1,537,107	$46.84	7.26	$515
Exercisable, December 31, 2025		820,027	$66.48	5.83	$515
Vested and expected to vest, December 31, 2025		820,027	$66.48	5.83	$515
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. There were 70,252 and 21,974 stock options exercised during the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of stock options exercised was zero and $0.1 million during the years ended December 31, 2025 and 2024, respectively. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024, was $14.13 and $22.85 per share, respectively.
The following table sets forth stock-based compensation included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expense	$779	$2,066
General and administrative expense	7,914	15,191
Total stock-based compensation expense	$8,693	$17,257
As of December 31, 2025 and 2024, there was $12.6 million and $16.6 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the 2018 Plan and 2021 Plan, which is expected to be recognized over a weighted average period of 2.35 years and 2.25 years, respectively.

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2025			2024
Expected term (in years)	5.28	—	6.08	5.27	—	6.08
Expected volatility	98.18%	—	102.67%	86.92%	—	100.06%
Risk-free interest rate	3.87%	—	4.19%	3.53%	—	4.57%
Fair value of common stock	$12.78	—	$30.33	$10.50	—	$66.10
Expected dividend yield	—%			—%
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
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,
	2025	2024
Stock options to purchase common stock	1,537,107	1,249,459

12. Income Taxes
The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(69,021)	$(60,382)
Foreign	(2,351)	(13,753)
Loss before income taxes	$(71,372)	$(74,135)
The Company had no income tax expense for both domestic and foreign jurisdictions for the years ended December 31, 2025 and 2024.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$ Amount	%
U.S. federal taxes at statutory rate	(14,980)	21.0%
Foreign tax effects:
United Kingdom:
Stock-based compensation	1,032	(1.5)%
Other	(538)	0.8%
State and local income taxes	—	—%
Nontaxable or non-deductible items:
Stock-based compensation	2,879	(4.0)%
Other	(174)	0.2%
Changes in valuation allowance	11,777	(16.5)%
Other	4	—%
Total income tax expense and effective tax rate	$—	—%
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
U.S. federal taxes at statutory rate	21.0%
Stock-based compensation	(6.7)%
Permanent differences and other	0.3%
Statutory tax rate differences	4.4%
Change in valuation allowance	(19.0)%
Total	—%

The components of deferred tax liabilities consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$109,397	$95,773
Research and development credits	4,915	4,915
Accrued compensation and benefits	681	646
Stock-based compensation	520	2,008
Capitalized research and development	18,277	20,920
Other temporary differences	9,270	10,201
Intangible assets	5,347	2,841
Fixed assets	6,883	4,827
Other	753	426
Total gross deferred tax assets	156,043	142,557
Less: valuation allowance	(153,905)	(141,367)
Total deferred tax assets, net	2,138	1,190
Deferred tax liabilities:
Rent receivable	(2,138)	(1,190)
Total gross deferred tax liabilities	(2,138)	(1,190)
Net deferred tax assets (liabilities)	$—	$—
The components of unrecognized tax benefits consist of the following (in thousands):

Balance at December 31, 2024	$2,339
Additions in 2025	—
Balance at December 31, 2025	$2,339
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. The Company does not believe it is more likely than not that the deferred tax assets will be realized, and accordingly, the valuation allowance increased $12.5 million for the year ended December 31, 2025. As of December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of $405.4 million, which will carryforward indefinitely, but may only offset 80% of the Company’s taxable income. This limitation on the net operating loss may require the Company to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. In addition, the Company has $136.1 million of California net operating loss carryforwards available to reduce future state taxable income as of the year ended December 31, 2025. The state net operating loss carryforwards will begin to expire, if not utilized, in 2044.
The Company has R&D credits of $4.1 million, and $3.7 million for federal and California, respectively, as of December 31, 2025. The federal R&D credits expire in 2043 and the California R&D credits carryforward indefinitely.
Upon the prospective adoption of ASU 2023-09 the Company is required to disclose income taxes paid, net of refunds for 2025. All amounts for federal, state and foreign are zero for the year ended December 31, 2025.
The Company files income tax returns in the U.S. federal jurisdiction, various states where the Company has employees and/or significant business activities, and the United Kingdom. As of December 31, 2025, the Company’s federal and state returns through 2022 are still open to examination. The UK returns starting from 2024 are open to examination. The Company had uncertain tax positions as of December 31, 2024 of $2.3 million and this balance remained unchanged during December 31, 2025. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months. The Company had no accrued interest or penalties related to uncertain tax positions as of December 31, 2025.
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
Restructuring and Impairment Charges
As a result of the Plan and listing the Tarzana facility for sale, the Company recorded charges of $16.6 million and $7.5 million within the consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the years ended December 31, 2025 and 2024, respectively.
These charges relate to asset impairments, contract terminations, severance payments, employee-related costs and other gains incurred. The following table summarizes the restructuring and impairment (gain) loss by category (in thousands):

	Year Ended December 31,
	2025	2024
Asset impairment for leasehold improvements	$—	$343
One-time employee termination benefits	—	2,721
Contract terminations	53	(723)
Right-of-use asset impairment	—	827
Impairment of long-lived assets held for sale	16,569	4,325
Total restructuring and impairment charges	$16,622	$7,493
Restructuring Liability
As a result of the Plan, the restructuring liability was recorded in the consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the year ended December 31, 2025, the Company paid $1.4 million of restructuring costs, and expects to pay the remainder of the restructuring costs by December 31, 2026.

The following table shows the liability related to the Plan (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2023	$—	$3,136	$3,136
Additions, net	2,420	733	3,153
Payments	(2,289)	(578)	(2,867)
Adjustments	—	(1,349)	(1,349)
Restructuring liability as of December 31, 2024	$131	$1,942	$2,073
Payments	(131)	(1,300)	(1,431)
Adjustments	—	(487)	(487)
Total restructuring liability as of December 31, 2025	$—	$155	$155
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on its assessment, our management has concluded that our internal over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent public accounting firm as allowed by Section 404(b) of the Sarbanes-Oxley Act, as amended by Section 103 of the JOBS Act.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item and not set forth below will be set forth in the sections captioned “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports”, if applicable, in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2026, or the 2026 Proxy Statement, and is incorporated in this report by reference.
We have adopted a code of ethics for directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.instilbio.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation.
The information required by this Item will be set forth under the sections captioned “Executive Compensation” and “Director Compensation” in the 2026 Proxy Statement and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the 2026 Proxy Statement and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth under the sections captioned “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” in the 2026 Proxy Statement and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth under the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated in this report by reference.

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

10.2+
2018 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Exercise and Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on February 26, 2021).

10.3+	2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-253620), filed with the SEC on March 15, 2021).
10.4+
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

10.7+
Second Amended and Restated Executive Employment Agreement, by and between the Company and Sandeep Laumas, M.D. dated as of May 12, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on May 13, 2025.)

10.8^
Lease dated July 10, 2024 by and between Complex Therapeutics LLC and AstraZeneca Pharmaceuticals LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40215), filed with the SEC on August 13, 2024).

10.9^
Term Loan Agreement, by and between Complex Therapeutics LLC and Midland National Life Insurance Company, dated December 20, 2024 (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 4. 2025).

10.10^
Recourse Indemnity Agreement, by and between the Registrant and Midland National Life Insurance Company, dated December 22, 2024 (incorporate herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 4, 2025).

10.11
Open Market Sale AgreementSM, by and between the Company and Jefferies LLC, dated March 28, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40215), filed with the SEC on March 31, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 4, 2025).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (Included in signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40215), filed with the SEC on March 21, 2024).
101
The following financial information from Instil Bio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

INSTIL BIO, INC.

March 27, 2026	By:	/s/ Bronson Crouch
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bronson Crouch	Chief Executive Officer and Chairman	March 27, 2026
Bronson Crouch	(Principal Executive Officer)

/s/ Sandeep Laumas, M.D.	Chief Financial Officer and Chief Business Officer	March 27, 2026
Sandeep Laumas, M.D.	(Principal Financial and Accounting Officer)

/s/ Gwendolyn Binder, Ph.D.	Director	March 27, 2026
Gwendolyn Binder, Ph.D.

/s/ Neil Gibson, Ph.D.	Director	March 27, 2026
Neil Gibson, Ph.D.

/s/ George Matcham, Ph.D.	Director	March 27, 2026
George Matcham, Ph.D.

/s/ R. Kent McGaughy, Jr.	Director	March 27, 2026
R. Kent McGaughy, Jr.