Form 10-Q
period 2026-03-31
Instil Bio, Inc.
filed 2026-05-15
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,781,976 shares of Common Stock, $0.000001 par value per share	May 13, 2026

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,022	$6,638
Restricted cash	123	166
Marketable securities	69,549	69,491
Prepaid expenses and other current assets	1,512	3,038
Assets held for sale	112,096	112,096
Total current assets	188,302	191,429
Property, plant and equipment, net	112	126
Operating lease right-of-use assets	60	238
Accrued rent receivable	7,968	7,664
Other long-term assets	3,986	4,066
Total assets	$200,428	$203,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$793	$779
Accrued expenses and other current liabilities	3,930	4,064
Total current liabilities	4,723	4,843
Loan payable	84,999	84,806
Other long-term liabilities	8	8
Total liabilities	89,730	89,657
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,781,976 shares issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Additional paid-in capital	841,922	840,937
Accumulated other comprehensive loss	(532)	(583)
Accumulated deficit	(730,692)	(726,488)
Total stockholders’ equity	110,698	113,866
Total liabilities and stockholders’ equity	$200,428	$203,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$669	$5,371
General and administrative	5,349	9,109
Restructuring and impairment charges	992	16,082
Total operating expenses	7,010	30,562
Loss from operations	(7,010)	(30,562)
Interest income	678	1,175
Interest expense	(1,552)	(1,098)
Other rental income	2,242	2,242
Gain on contract termination	1,620	—
Other (expense) income, net	(182)	43
Net loss	(4,204)	(28,200)
Other comprehensive loss:
Foreign currency translation	131	(159)
Unrealized loss on available-for-sale securities, net	(80)	(64)
Net comprehensive loss	$(4,153)	$(28,423)
Net loss per share, basic and diluted	$(0.62)	$(4.32)
Weighted-average shares used in computing net loss per share, basic and diluted	6,781,976	6,532,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2025	6,781,976	$—	$840,937	$(583)	$(726,488)	$113,866
Stock-based compensation	—	—	985	—	—	985
Net loss	—	—	—	—	(4,204)	(4,204)
Other comprehensive income	—	—	—	51	—	51
Balance - March 31, 2026	6,781,976	$—	$841,922	$(532)	$(730,692)	$110,698

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2024	6,525,887	$—	$824,780	$(228)	$(655,116)	$169,436
Shares of common stock issued upon exercise of stock options	33,040	—	404	—	—	404
Stock-based compensation	—	—	3,495	—	—	3,495
Net loss	—	—	—	—	(28,200)	(28,200)
Other comprehensive loss	—	—	—	(223)	—	(223)
Balance - March 31, 2025	6,558,927	$—	$828,679	$(451)	$(683,316)	$144,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,204)	$(28,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	985	3,495
Non-cash lease expense	71	71
Foreign exchange remeasurement loss (gain)	129	(223)
Impairment of property, plant and equipment	—	16,569
Depreciation	12	498
Amortization (accretion) on invested securities	178	(236)
Non-cash interest expense	193	212
Loss on disposals of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,526	6,482
Other long-term assets	80	80
Accrued rent receivable	(304)	(1,392)
Accounts payable	17	(376)
Operating lease liabilities	(76)	(163)
Accrued expenses and other current liabilities	54	(1,012)
Net cash used in operating activities	(1,337)	(4,195)
Cash flows from investing activities:
Purchase of marketable securities	(22,317)	(38,194)
Maturities of marketable securities	22,000	47,400
Cash received from held for sale assets	—	405
Net cash (used in) provided by investing activities	(317)	9,611
Cash flows from financing activities:
Proceeds from exercise of stock options	—	404
Loan agreement closing costs	—	(172)
Net cash provided by financing activities	—	232
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,654)	5,648
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	43
Cash, cash equivalents and restricted cash—beginning of period	6,804	10,635
Cash, cash equivalents and restricted cash—end of period	$5,145	$16,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,359	$886
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is a biotechnology company focused on identifying and advancing innovative therapeutic opportunities.
In January 2026, the Company announced that its wholly owned subsidiary, Axion Bio, Inc. (“Axion Bio”), was discontinuing development of AXN-2510, its former lead product candidate. See Note 12 for further information.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the results of its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026.
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
As of March 31, 2026, restricted cash consisted of a cash reserve allocated to future tax payments related to the 2024 Loan (as defined in Note 8) and credit card collateral. As of December 31, 2025, restricted cash consisted solely of a cash reserve allocated to future tax payments related to the 2024 Loan. There was $0.1 million and $0.2 million in restricted cash as of March 31, 2026 and December 31, 2025, respectively, on the Company’s condensed consolidated balance sheets.
The Company’s investments in marketable securities have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of March 31, 2026 and December 31, 2025, marketable securities consisted of U.S. Treasury bills.
The Company periodically reviews whether its securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company will record an impairment loss associated with its impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other expense in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, there were no impairment losses for the investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$5,022	$6,638
Restricted cash	123	166
Cash, cash equivalents and restricted cash	$5,145	$6,804
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance of the condensed consolidated financial statements. As disclosed and defined in Note 8, the 2024 Loan is due in January 2027, for total principal of $85.6 million, which is in excess of cash, cash equivalents, and marketable securities on hand as of March 31, 2026, which management has concluded is an indicator of substantial doubt about the Company’s ability to continue as a going concern.
The Company plans to cause Complex Therapeutics LLC, a wholly owned subsidiary of the Company, to execute its contractual right to extend the maturity of the 2024 Loan to January 2028. In addition, the Company may seek to cause Complex Therapeutics LLC to refinance or restructure the 2024 Loan, sell the Tarzana facility to repay the 2024 Loan, or seek additional financing in the form of equity or debt instruments. There can be no assurance that new financing or other forms of funding will be available on favorable terms or at all. The Company concluded that management's plans, including Complex Therapeutics LLC’s contractual right to exercise the extension option to January 2028, which is within Complex Therapeutics LLC’s control, alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets in the line item “assets held for sale” in its condensed consolidated balance sheets.
In March 2025, the Company’s board of directors (the “Board of Directors”) approved a plan to sell the Tarzana facility. The Company engaged a broker to facilitate a potential sale of the Tarzana facility and therefore reclassified the land and building as held for sale in the condensed consolidated balance sheet during the year ended December 31, 2025. The Tarzana facility is currently leased to AstraZeneca Pharmaceuticals LP (“Tenant”) and Tenant has a right of first offer to purchase it. Refer to Note 8.
In May 2026, the Company determined that there had been a change to its plan with respect to the Tarzana facility and the Board of Directors approved discontinuing the plan to market the Tarzana facility for sale. As a result, the Company determined that this asset no longer meets the criteria to be classified as held for sale under ASC 360. Consequently, in the second quarter of 2026, this asset will be reclassified as held and used at the lower of (a) its carrying amount before the asset was classified as held for sale, adjusted for depreciation expenses that would have been recognized had the asset been continuously classified as held and used, and (b) its fair value. The Company is currently evaluating the financial statement impact of this reclassification. The resulting adjustment will be recognized in the second quarter in the condensed consolidated statement of operations and comprehensive loss as a component of gain (loss) from operations.
The fair value less the cost to sell of the Tarzana facility was $112.1 million on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company concluded that no impairment indicators were present and recorded no impairment charge. The Company recorded building impairments related to the Tarzana facility of nil and $16.6 million during the three months ended March 31, 2026 and 2025, respectively. Refer to Note 12.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect adoption of ASU 2025-07 to have a material impact on its condensed consolidated financial statements and related disclosures.
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
3. Segment Reporting
The Company manages its business activities on a consolidated basis and has one reportable segment relating to the research and development of novel therapies. The Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”), is responsible for the overall supervision, direction, and management of the business and its officers.
The CODM reviews net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, as well as the progress of the Company’s program(s). The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented. All long-lived assets owned by the Company are located in the United States. The accounting policies of the segment are the same as those described in Note 2.

The following table is a summary of the segment and consolidated net loss, including significant segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
AXN-2510	$659	$4,715
Other program expenses(1)	10	656
General and administrative(2)	5,338	8,611
Restructuring charges	992	16,082
Depreciation	11	498
Interest income	(678)	(1,175)
Interest expense	1,552	1,098
Gain on contract termination	(1,620)	—
Other income, net	(2,060)	(2,285)
Segment and consolidated net loss	$4,204	$28,200
______________________________________________________________
(1)    Other program expenses consist of costs related to the Company’s past development of its CoStAR-TIL technology.
(2)    Depreciation expense is removed from “General and administrative” and is disclosed separately.
4. Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid general and administrative	$941	$1,170
Prepaid research and development	124	441
Tax-related receivable	28	848
Prepaid contract research organization expenses	276	431
Other current assets	143	148
Total prepaid and other current assets	$1,512	$3,038
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Office furniture and computer equipment	$501	$509
Less: accumulated depreciation	(389)	(383)
Total property, plant and equipment, net	$112	$126
Depreciation expense was nil and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, in the condensed consolidated statements of operations and comprehensive loss. In March 2025, the Tarzana facility was classified as held for sale, and accordingly, depreciation ceased upon such classification.
As of March 31, 2026, the Company had $112.1 million in assets related to the Tarzana facility on the condensed consolidated balance sheet meeting the criteria of held for sale assets. These assets are recognized at the lower of cost or fair value less costs to sell. The Company estimates the fair value of its Tarzana facility through a combination of an income-based approach and a market-based approach. The income-based approach is dependent on specific assumptions such as market rental rates, capitalization rates and discount rates. The market-based approach utilizes observable data such as comparable building sales. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as proprietary independent research in the market as well as actual quotes from market participants. As a result, the Company recognized an impairment of long-lived assets held for sale of nil and $16.6 million related to the building and land during the three months ended March 31, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$2,252	$2,517
Accrued operational expenses	178	43
Accrued restructuring costs	155	155
Accrued research, development and clinical trial expenses	1,159	977
Operating lease liabilities, current	186	372
Total accrued expenses and other current liabilities	$3,930	$4,064
5. Fair Value Measurement
The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments. Cash and cash equivalents consist primarily of cash and highly liquid investments with original maturities of three months or less at the time of purchase; accordingly, their carrying amounts approximate fair value. Cash and cash equivalents are valued based upon quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. Money market funds are open-end mutual funds that invest in cash, government securities, and/or repurchase agreements that are collateralized fully. To the extent that these funds are valued based upon the reported net asset value, they are categorized in Level 1 of the fair value hierarchy.
Short-term marketable securities consisted of U.S. Treasury bills that are classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$370	$—	$—	$370
U.S. Treasury bills	—	69,549	—	69,549
Total	$370	$69,549	$—	$69,919

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$4,339	$—	$—	$4,339
U.S. Treasury bills	—	69,491	—	69,491
Total	$4,339	$69,491	$—	$73,830

There were no transfers in or out of Level 1, 2 and 3 measurements for the three months ended March 31, 2026 and the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, there were no securities within Level 3 of the fair value hierarchy.
As of March 31, 2026 and December 31, 2025, the fair value of the 2024 Loan (as defined in Note 8) was $85.6 million and $85.5 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
6. Financial Instruments
Marketable securities classified as available-for-sale as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026
	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$69,577	$13	$(41)	$69,549

	December 31, 2025
	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$69,439	$58	$(6)	$69,491
As of March 31, 2026 and December 31, 2025, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $69.5 million of marketable securities classified as available-for-sale as of March 31, 2026 and December 31, 2025.
7. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, Axion Bio entered into a license and collaboration agreement (the “IO Collaboration Agreement”) with ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”), under which it in-licensed several bispecific antibodies, including AXN-2510 and AXN-27M. As part of the IO Collaboration Agreement, Axion Bio made a $10.0 million upfront payment to ImmuneOnco during the year ended December 31, 2024. This amount was fully expensed as in-process research and development (IPR&D) in the same year.
During the year ended December 31, 2024, Axion Bio made a $5.0 million prepayment to ImmuneOnco for development costs, which was fully recognized as research and development expense by March 31, 2025. In April 2025, Axion Bio made a second $5.0 million prepayment to ImmuneOnco for development costs, which was fully recognized as research and development expense by September 30, 2025. In August 2025, Axion Bio made a third $5.0 million prepayment to ImmuneOnco for development costs, which was fully recognized as research and development expense by the three months ended March 31, 2026.
In June 2025, Axion Bio achieved Investigational New Drug (IND) clearance in the United States for a Phase 1 trial of AXN-2510 in relapsed/refractory solid tumors. This milestone triggered a $10.0 million development payment to ImmuneOnco, which was paid in July 2025. This amount was fully expensed as IPR&D during the second quarter of 2025.
The expenses recognized in connection with the IO Collaboration Agreement were $0.3 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively, and were recorded as a component of research and development expense on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026, no additional milestones were accrued.
On January 5, 2026, Axion Bio and ImmuneOnco entered into an agreement terminating the IO Collaboration Agreement. Under the termination agreement, Axion Bio agreed to transfer the rights, title, and interest related to AXN-2510 and AXN-27M to ImmuneOnco, and ImmuneOnco agreed to pay Axion Bio $1.8 million, of which $1.6 million was received during the quarter ended March 31, 2026 and recorded as other income as a gain on contract termination in the condensed consolidated statements of operations and comprehensive loss. Receipt of the remaining $0.2 million is contingent upon the completion of specified wind-down activities.
8. Commitments and Contingencies
Leases
Company as a Lessee: Operating Lease Obligations
The Company currently leases office spaces and laboratory spaces located in Dallas, Texas, and Alderley Park in the United Kingdom. During April 2025, the Company terminated its prior lease in Thousand Oaks, California. The Company’s leased facilities have original lease terms ranging from 2 to 5 years that in general require the Company to provide a security deposit. Certain leases provide the right for the Company to renew the lease upon the expiration of the initial lease term, and various leases have scheduled rent increases on an annual basis. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion, and not included in the measurement of right-of-use asset or lease liability as they are not reasonably certain to be exercised.
The Company’s lease costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$179	$422
Variable lease cost	188	165
Total lease cost	$367	$587
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$175	$417
The following table summarizes the Company’s lease assets and liabilities (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$60	$238
Current operating lease liabilities	$186	$372
The following table summarizes other supplemental information related to the Company’s lease obligations:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	0.6	0.7
Weighted-average discount rate	6.75%	6.75%

Subsequent to March 31, 2026, the Company extended its lease in Dallas to April 2031, which was originally set to expire in April 2026. The Alderley Park leases in the United Kingdom are set to expire in November 2026.
As of March 31, 2026, future minimum lease payments under operating lease liabilities were $0.2 million, excluding any future payments associated with the Dallas lease extension.
Operating lease liabilities are recorded in the line item “accrued expenses and other current liabilities” in the condensed consolidated balance sheet.
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
The Lease is classified as an operating lease and revenue is recognized on a straight-line basis and is recorded within the condensed consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations. Rental income related to the Lease was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental income related to fixed lease income	$2,242	$2,242
Approximate future straight-lined contractual lease income to be recognized under the Lease in effect as of March 31, 2026, is as follows (in thousands):

March 31, 2026
2026 (remaining nine months)	$6,726
2027	8,968
2028	8,968
2029	8,968
2030	8,968
Thereafter	76,973
Total	$119,571
Differences between rental income earned and amounts due per the Lease are capitalized or charged, as applicable, to accrued rent receivable. As of March 31, 2026 and December 31, 2025, the Company had accrued rent receivable of $8.0 million and $7.7 million, respectively.
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
On December 20, 2024 (the “Closing Date”), Complex Therapeutics LLC entered into a Term Loan Agreement (the “2024 Loan”) and related loan documents with Midland National Life Insurance Company (“Lender”), pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million to refinance the Construction Loans. Substantially all of the 2024 Loan proceeds were used to repay in full the Construction Loans. As of both March 31, 2026 and December 31, 2025, the outstanding principal amount under the 2024 Loan was $85.6 million. Unamortized debt issuance costs were $0.6 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively.
The 2024 Loan has a term of two years with a one-year extension option. The extension option is subject to certain conditions being met, including: (a) no potential default or event of default, (b) payment of a 0.35% extension fee and the costs and expenses of Lender incurred in connection with the extension, (c) replenishing of all reserve funds as reasonably determined by Lender, and (d) compliance with minimum debt yield and debt service coverage ratio requirements. The 2024 Loan bears interest at a fixed rate of 6.35% per annum, with interest-only payments during the term and the principal balance due in full at maturity.
The 2024 Loan may be prepaid in whole but not in part. If the 2024 Loan is prepaid on or prior to the 12-month anniversary of the Closing Date, a prepayment fee is required (other than in connection with a casualty or condemnation event) to make Lender whole for the interest it would have otherwise earned on the 2024 Loan during the first 12 months. There is no prepayment fee due if the 2024 Loan is prepaid after the 12-month anniversary of the Closing Date.
The net carrying amount of the liability component of the 2024 Loan was as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$85,600	$85,600
Unamortized debt issuance cost	(601)	(794)
Net carrying amount	$84,999	$84,806
The following table sets forth the interest expense recognized related to the 2024 Loan (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$1,359	$886
Amortization of debt issuance cost	193	212
Total interest expense related to the 2024 Loan	$1,552	$1,098
Indemnifications
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. No liability associated with such indemnifications was recorded as of March 31, 2026 and December 31, 2025.

Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements and commitments with third-party vendors for clinical research services, products and other services for operating purposes. These agreements generally provide for termination or cancellation at the Company’s option, other than for costs already incurred.
As of March 31, 2026 and December 31, 2025, the Company had $0.2 million in commitments for contract terminations as part of the Plan (see Note 12).
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
As of March 31, 2026 and December 31, 2025, the Company had 6,781,976 shares of common stock outstanding.
At-the-Market Offering
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
As of December 31, 2025, the Company had sold 185,837 shares of common stock under the ATM Program at a weighted-average price of $37.13 per share, for net proceeds of $6.6 million, after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of both December 31, 2025 and March 31, 2026 was approximately $93.1 million. There were no sales under the ATM Program during the three months ended March 31, 2026.
Preferred Stock
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
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
As of March 31, 2026, 951,236 shares of common stock remained available for issuance under the 2021 Plan.
The following table sets forth stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$985	$3,495
As of March 31, 2026, there was $9.2 million of total unrecognized compensation cost related to unvested stock options granted under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Board of Directors and stockholders in March 2021, but the Company has not yet commenced offerings to employees under the ESPP. As of March 31, 2026, the Company had 192,148 shares of its common stock available for future issuance under the ESPP.
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	March 31,
	2026	2025
Stock options to purchase common stock	1,406,324	1,234,635
12. Restructuring and Impairment of Long-Lived Assets
In January 2023, the Board of Directors approved a restructuring plan and the Company announced the consolidation of the ITIL-306 Phase 1 clinical trial, which included contract terminations.
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
Collectively, the restructuring events from 2023 and 2024 are referred to as the “Plan.” Certain contractual obligations associated with the Plan were settled in 2025, resulting in related cost adjustments.
In March 2025, the Board of Directors approved a plan to sell the Tarzana facility, and the Company listed the Tarzana facility for sale and reclassified it as a long-lived asset held for sale and incurred impairment charges on the facility and as well as charges related to the anticipated cost to sell the facility, collectively, these charges are referred to as (the “2025 Tarzana Charges”).

In January 2026, Axion Bio discontinued development of AXN-2510, and the Company terminated certain employees associated with this program (the “2026 Employee Terminations”).
Restructuring and Impairment Charges
As a result of the 2026 Employee Terminations, the Company recorded charges of $1.0 million within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three months ended March 31, 2026. As a result of the 2025 Tarzana Charges and the Plan, the Company recorded charges of $16.1 million within the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges” for the three months ended March 31, 2025.
The following table summarizes the restructuring and impairment loss (gain) by category (in thousands):

	Three Months Ended March 31,
	2026	2025
Contract terminations	$—	$(487)
Impairment of long-lived assets held for sale	—	16,569
One-time employee termination benefits	992	—
Total restructuring and impairment charges	$992	$16,082
Restructuring Liability
As a result of the Plan and the 2026 Employee Terminations, a restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the quarter ended March 31, 2026, the Company paid $1.0 million of employee benefits and expects to pay the remainder of the restructuring costs by the end of 2026.
The following table shows the restructuring liability related to the Plan and the 2026 Employee Terminations (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2025	$—	$155	$155
Additions	992	—	992
Payments	(992)	—	(992)
Restructuring liability as of March 31, 2026	$—	$155	$155

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 27, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Instil Bio, Inc. and our consolidated subsidiaries.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, expectations regarding collaborations and clinical trials, future financial position, future revenues, projected costs, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
Overview
We are a biotechnology company focused on identifying and advancing innovative therapeutic opportunities.
In January 2026, we announced that our wholly owned subsidiary, Axion Bio, Inc., or Axion Bio, was discontinuing development of AXN-2510, our former lead product candidate. We are actively seeking to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
Since inception, we have had significant operating losses. Our net loss was $4.2 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $730.7 million. As of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of approximately $74.7 million, which consists of $5.0 million in cash and cash equivalents, $0.1 million in restricted cash and $69.5 million in marketable securities. We expect to continue to incur net losses for the foreseeable future.
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
The process of conducting the necessary clinical research to obtain regulatory approval from the U.S. Food and Drug Administration, or FDA, Medicines and Healthcare Products Regulatory Agency, or MHRA, European Medicines Agency, or EMA, and comparable foreign authorities is costly and time-consuming and the successful development of product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this Quarterly Report titled “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when or to what extent we will generate revenues from the commercialization and sale of any product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any product candidates.
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
Restructuring and Impairment Charges
Restructuring and impairment charges for the three months ended March 31, 2026 consisted of employee termination costs. Restructuring and impairment charges for the three months ended March 31, 2025 consisted primarily of an impairment loss recognized on long-lived assets held for sale in connection with listing our Tarzana facility for sale in March 2025, partially offset by a settlement gain on terminated contracts.
In January 2023, the Board of Directors approved a restructuring plan and we announced the consolidation of the ITIL-306 Phase 1 clinical trial, which included contract terminations.
In January 2024, we decided to initiate closure of our UK manufacturing and clinical operations related to our past development of our CoStAR-TIL technology, and in September 2024 we decided to close most of our remaining Manchester, UK operations related to our past development of our CoStAR-TIL technology, which resulted in the elimination of the majority of the remaining UK workforce, with the remaining reduction substantially completed by the end of 2024.
Collectively, the restructuring events from 2023 and 2024 are referred to as the “Plan.”

In March 2025, the Board of Directors approved a plan to sell our Tarzana facility, and we listed our Tarzana facility for sale. At such time, we reclassified the facility as a long-lived asset held for sale and incurred impairment charges related thereto, which we refer to as the 2025 Tarzana Charges.

In May 2026, we determined that there had been a change to our plan with respect to the Tarzana facility and the Board of Directors approved discontinuing the plan to market the Tarzana facility for sale. As a result, we determined that this asset no longer meets the criteria to be classified as held for sale under ASC 360. Consequently, in the second quarter of 2026, this asset will be reclassified as held and used at the lower of (a) its carrying amount before the asset was classified as held for sale, adjusted for depreciation expenses that would have been recognized had the asset been continuously classified as held and used, and (b) its fair value. We are currently evaluating the financial statement impact of this reclassification. The resulting adjustment will be recognized in the second quarter in the condensed consolidated statement of operations and comprehensive loss as a component of gain (loss) from operations.

In January 2026, Axion Bio discontinued development of AXN-2510 and terminated certain employees associated with this program, or the 2026 Employee Terminations.
As a result of the Plan, the 2025 Tarzana Charges and the 2026 Employee Terminations, we incurred restructuring and impairment charges of $1.0 million and $16.1 million during the three months ended March 31, 2026 and 2025, respectively.
Interest Income
Interest income consists of interest income from funds held in our cash and cash equivalent accounts, restricted cash and marketable securities.
Interest Expense
Interest expense consists of interest expense on our debt and amortization of loan origination costs.
Other Rental Income
Other rental income consists of rental income related to the Tarzana facility.
Gain on Contract Termination
Gain on contract termination consists of a payment received pursuant to the termination agreement between ImmuneOnco Biopharmaceuticals (Shanghai) Inc., or ImmuneOnco, and Axion Bio related to discontinuing development of AXN-2510.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign exchange remeasurement gain or loss and other expenses and income.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Operating expenses:
Research and development	$669	$5,371	$(4,702)
General and administrative	5,349	9,109	(3,760)
Restructuring and impairment charges	992	16,082	(15,090)
Total operating expenses	7,010	30,562	(23,552)
Loss from operations	(7,010)	(30,562)	23,552
Interest income	678	1,175	(497)
Interest expense	(1,552)	(1,098)	(454)
Other rental income	2,242	2,242	—
Gain on contract termination	1,620	—	1,620
Other (expense) income, net	(182)	43	(225)
Net loss	$(4,204)	$(28,200)	$23,996
Research and Development Expenses
Research and development expenses were $0.7 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively. The net decrease of approximately $4.7 million was primarily due to:
•$3.6 million decrease in costs related to research and clinical development activities primarily due to discontinuing development of AXN-2510; and
•$1.1 million decrease in employee-related costs from reduced headcount, consisting primarily of a $0.6 million decrease in stock-based compensation expense and a decrease in bonus and severance payments of $0.5 million.
The following table shows our research and development expenses by program for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development:
AXN-2510	$659	$4,715
Other program expenses (1)	10	656
Total research and development expenses by program	$669	$5,371
______________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.

General and Administrative Expenses
General and administrative expenses were $5.3 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively. The net decrease of $3.8 million was primarily due to:
•$2.3 million decrease in employee-related costs from reduced headcount, consisting primarily of a $1.9 million decrease in stock-based compensation expense and a $0.4 million decrease in bonus and other employee-related expenses;
•$0.8 million decrease in consulting and professional services costs; and
•$0.7 million decrease in insurance expense, depreciation, and office expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges were approximately $1.0 million and $16.1 million for the three months ended March 31, 2026 and 2025, respectively. The net decrease of approximately $15.1 million was primarily due to:
•$16.6 million impairment recognized on long-lived assets held for sale mainly related to impairment of the Tarzana facility and as well as charges related to the anticipated cost to sell the facility in the first quarter of 2025; partially offset by
•$1.0 million increase in severance payments; and
•$0.5 million increase due to a settlement gain on terminated contracts in 2025.
Interest Income, Interest Expense, Other Rental Income, Gain on Contract Termination, and Other (Expense) Income, Net
Interest income, interest expense, other rental income, gain on contract termination and other (expense) income, net were $2.8 million and $2.4 million of income for the three months ended March 31, 2026 and 2025, respectively. The net increase of approximately $0.4 million was primarily due to:
•$1.6 million increase in gain on contract termination;
•$0.1 million decrease in other expenses; partially offset by
•$0.5 million increase in interest expense related to the 2024 Loan (as defined below);
•$0.5 million decrease in interest income related to our investments; and
•$0.3 million increase in foreign currency transaction losses.
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
In June 2022, our wholly owned subsidiaries, Complex Therapeutics Mezzanine LLC and Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Construction Loans, secured by Complex Therapeutics LLC’s Tarzana, California land and building. Construction of the Tarzana facility was subsequently completed and in 2024 the facility was leased to AstraZeneca

Pharmaceuticals LP, or Tenant. The initial base rent under the lease to Tenant was approximately $0.6 million per month (approximately $7.5 million annually) and the base rent escalates by 3% per annum. On December 20, 2024, or the Closing Date, Complex Therapeutics LLC entered into a Term Loan Agreement and related loan documents with Midland National Life Insurance Company, or Midland, pursuant to which Midland loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million, or the 2024 Loan, to refinance the Construction Loans secured by the Tarzana facility. Substantially all of the 2024 Loan proceeds were used to repay in full the Construction Loans.
On November 13, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on November 21, 2024. Pursuant to our shelf registration statement we may, from time to time, sell up to an aggregate of $200 million of our common stock, preferred stock, debt securities or warrants.
In March 2025, we entered into an Open Market Sale AgreementSM, with Jefferies LLC, or Jefferies, as sales agent, under which we may offer and sell, from time to time, shares of our common stock, through Jefferies, with an aggregate offering price of up to $100 million by methods deemed to be an “at the market offering,” or the ATM Program.
As of March 31, 2026, we had sold an aggregate of 185,837 shares of our common stock under the ATM Program for net proceeds of $6.6 million after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of March 31, 2026 was approximately $93.1 million.
As of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of approximately $74.7 million, which consisted of $5.0 million in cash and cash equivalents, $0.1 million in restricted cash and $69.5 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Future Funding Requirements
In December 2024, Complex Therapeutics LLC entered into the 2024 Loan to refinance the Construction Loans secured by the Tarzana facility. As of March 31, 2026, the outstanding principal amount under the 2024 Loan was $85.6 million and unamortized debt issuance costs were $0.6 million. The 2024 Loan bears interest at a fixed rate of 6.35% per annum, with interest-only payments during the term of the 2024 Loan and the principal balance due in full at maturity. The 2024 Loan may be prepaid in whole but not in part. There is no prepayment fee due if the 2024 Loan is prepaid after the 12-month anniversary of the Closing Date. The 2024 Loan has a term of two years with a one-year extension option. The extension option is subject to certain conditions being met, including: (a) no potential default or event of default, (b) payment of a 0.35% extension fee and the costs and expenses of Midland incurred in connection with the extension, (c) replenishing of all reserve funds as reasonably determined by Midland, and (d) compliance with minimum debt yield and debt service coverage ratio requirements. We expect Complex Therapeutics LLC to meet all requirements necessary to exercise the extension to extend the maturity by one year to January 2028, and we expect that written notice to extend the loan will be provided as early as the 2024 Loan permits, which is no sooner than one hundred twenty days from its maturity date and no later than thirty days before its maturity date.
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2027.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We evaluated our ability to continue as a going concern for the twelve months following the issuance of the condensed consolidated financial statements. As discussed above and in Note 8 to the accompanying condensed consolidated financial statements, the 2024 Loan is due in January 2027, for total principal of $85.6 million, which is in excess of cash, cash equivalents, and marketable securities on hand as of March 31, 2026, which we concluded is an indicator of substantial doubt about our ability to continue as a going concern.

We plan to exercise our contractual right to extend the maturity of the 2024 Loan to January 2028. In addition, we may seek to refinance or restructure the 2024 Loan, sell the Tarzana facility to repay the 2024 Loan, or seek additional financing in the form of equity or debt instruments. There can be no assurance that new financing or other forms of funding will be available on favorable terms or at all. We concluded that management's plans, including Complex Therapeutics LLC’s contractual right to exercise the extension option to January 2028, which is within Complex Therapeutics LLC’s control, alleviate the conditions that raise substantial doubt about our ability to continue as a going concern.
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
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Cash used in operating activities	$(1,337)	$(4,195)
Cash (used in) provided by investing activities	(317)	9,611
Cash provided by financing activities	—	232
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,654)	$5,648
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2026 was $1.3 million, which consisted of the net loss of $4.2 million, partially offset by a $1.3 million net change to our net operating assets and liabilities and $1.6 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The net change in our operating assets and liabilities was primarily due to a decrease of $1.5 million in prepaid expenses and other current assets, a decrease of $0.1 million in other long-term assets, and an increase of $0.1 million in accrued expenses and other current liabilities, partially offset by an increase of $0.3 million in accrued rent receivable and a decrease of $0.1 million in operating lease liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $1.0 million, non-cash interest expense of $0.2 million, accretion on invested securities of $0.2 million and change in foreign exchange remeasurement of $0.1 million.
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
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 was $0.3 million, consisting of $0.3 million related to purchases of marketable securities.
Cash provided by investing activities for the three months ended March 31, 2025 was $9.6 million, consisting of $9.2 million related to redemptions from marketable securities and $0.4 million of cash received from the sale of assets classified as held for sale.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026 was nil.
Cash provided by financing activities for the three months ended March 31, 2025 was $0.2 million, which was related to proceeds from the exercise of stock options of $0.4 million, offset by loan agreement closing costs of $0.2 million.
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
For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us is included in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status and Smaller Reporting Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

May 15, 2026	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)