Form 10-Q
period 2026-06-30
Instil Bio, Inc.
filed 2026-08-13
CIK 1789769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at
6,781,976 shares of Common Stock, $0.000001 par value per share	August 11, 2026

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

INSTIL BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,541	$6,638
Restricted cash	254	166
Marketable securities	64,137	69,491
Prepaid expenses and other current assets	1,673	3,038
Assets held for sale	—	112,096
Total current assets	71,605	191,429
Property, plant and equipment, net	111,778	126
Operating lease right-of-use assets	2,149	238
Accrued rent receivable	8,271	7,664
Other long-term assets	3,909	4,066
Total assets	$197,712	$203,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$795	$779
Accrued expenses and other current liabilities	2,510	4,064
Total current liabilities	3,305	4,843
Operating lease liabilities, non-current	1,835	—
Loan payable	85,192	84,806
Other long-term liabilities	—	8
Total liabilities	90,332	89,657
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.000001 per share; 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Common stock, par value $0.000001 per share; 300,000,000 shares authorized; 6,781,976 shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	842,958	840,937
Accumulated other comprehensive loss	(587)	(583)
Accumulated deficit	(734,991)	(726,488)
Total stockholders’ equity	107,380	113,866
Total liabilities and stockholders’ equity	$197,712	$203,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
In-process research and development	$—	$10,000	$—	$10,000
Research and development	270	6,743	939	12,114
General and administrative	5,130	6,157	10,479	15,266
Restructuring and impairment charges, net	181	540	1,173	16,622
Total operating expenses	5,581	23,440	12,591	54,002
Loss from operations	(5,581)	(23,440)	(12,591)	(54,002)
Interest income	632	1,044	1,310	2,219
Interest expense	(1,582)	(1,582)	(3,134)	(2,680)
Other rental income	2,242	2,242	4,484	4,484
Gain on contract termination	—	—	1,620	—
Other (expense) income, net	(10)	342	(192)	385
Net loss	(4,299)	(21,394)	(8,503)	(49,594)
Other comprehensive loss:
Foreign currency translation	(13)	(314)	118	(473)
Unrealized loss on available-for-sale securities, net	(42)	(40)	(122)	(104)
Net comprehensive loss	$(4,354)	$(21,748)	$(8,507)	$(50,171)
Net loss per share:
Basic and Diluted	$(0.63)	$(3.24)	$(1.25)	$(7.55)
Weighted-average shares used in computing net loss per share:
Basic and Diluted	6,781,976	6,596,975	6,781,976	6,564,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Loss
Balance - December 31, 2025	6,781,976	$—	$840,937	$(583)	$(726,488)	$113,866
Stock-based compensation	—	—	985	—	—	985
Net loss	—	—	—	—	(4,204)	(4,204)
Other comprehensive income	—	—	—	51	—	51
Balance - March 31, 2026	6,781,976	—	841,922	(532)	(730,692)	110,698
Stock-based compensation	—	—	1,036	—	—	1,036
Net loss	—	—	—	—	(4,299)	(4,299)
Other comprehensive loss	—	—	—	(55)	—	(55)
Balance - June 30, 2026	6,781,976	$—	$842,958	$(587)	$(734,991)	$107,380
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

INSTIL BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,503)	$(49,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,021	5,319
Non-cash lease expense	97	143
Foreign exchange remeasurement loss (gain)	116	(637)
Impairment of property, plant and equipment and estimated cost to sell, net	181	16,569
Depreciation	260	510
Restructuring costs	—	(91)
In-process research and development expenses	—	10,000
Amortization (accretion) on invested securities	258	(181)
Non-cash interest expense	386	405
Loss on disposals of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,364	5,830
Other long-term assets	160	251
Accrued rent receivable	(607)	(2,693)
Accounts payable	17	(139)
Operating lease liabilities	(151)	(1,510)
Long term liabilities	(8)	—
Accrued expenses and other current liabilities	(1,572)	(3,168)
Net cash used in operating activities	(5,979)	(18,986)
Cash flows from investing activities:
Purchase of marketable securities	(39,826)	(76,907)
Maturities of marketable securities	44,800	85,700
Cash received from held for sale assets	—	418
Net cash provided by investing activities	4,974	9,211
Cash flows from financing activities:
Proceeds from at-the-market offering, net of $0.3 million in issuance costs	—	6,611
Proceeds from exercise of stock options	—	475
Loan agreement closing costs	—	(172)
Net cash provided by financing activities	—	6,914
Net decrease in cash, cash equivalents and restricted cash	(1,005)	(2,861)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	64
Cash, cash equivalents and restricted cash—beginning of period	6,804	10,635
Cash, cash equivalents and restricted cash—end of period	$5,795	$7,838
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,748	$2,275
Supplemental disclosure of noncash information:
Noncash increase in operating lease ROU assets and lease liabilities resulting from lease modifications	$2,213	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSTIL BIO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Instil Bio, Inc. (the “Company”) is a biotechnology company focused on identifying and advancing innovative therapeutic opportunities.
In January 2026, the Company announced that its wholly owned subsidiary, Axion Bio, Inc. (“Axion Bio”), was discontinuing development of AXN-2510, its former lead product candidate. See Note 14 for further information.
The Company is actively seeking to in-license or acquire and develop additional novel therapeutic candidates in diseases with significant unmet medical need.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the condensed consolidated balance sheets for the six months ended June 30, 2026 and year ended December 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the results of its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other periods, or any future year period. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026.
Segments
Operating segments are identified as components of an entity for which separate discrete financial information is available and that is regularly reviewed by the chief operating decision-maker, the Company’s Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one operating segment. See Note 4 for further information.

Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents include amounts invested in money market accounts.
As of June 30, 2026, restricted cash consisted of a cash reserve allocated for future tax payments related to the 2024 Loan (as defined in Note 10) and credit card collateral. As of December 31, 2025, restricted cash consisted solely of a cash reserve allocated to future tax payments related to the 2024 Loan. There was $0.3 million and $0.2 million of restricted cash as of June 30, 2026 and December 31, 2025, respectively, on the Company’s condensed consolidated balance sheets.
The Company’s investments in marketable securities have been classified and accounted for as available-for-sale. The Company classifies its maturities as either short-term or long-term based on each instrument’s underlying contractual maturity date, which are carried at their fair values based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive loss. Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred. As of June 30, 2026 and December 31, 2025, marketable securities consisted of U.S. Treasury bills.
The Company evaluates its available-for-sale debt securities for expected credit losses on a periodic basis in accordance with Accounting Standards Codification, or ASC, Topic 326. In assessing whether a credit loss exists, the Company considers, among other factors, the credit quality and financial condition of the issuer, payment history, current and forecasted economic conditions, the extent to which fair value is less than amortized cost, and the collectability of contractual cash flows. The Company’s investment portfolio consists primarily of investment-grade debt securities. If the Company determines that a decline in fair value is attributable to credit-related factors, an allowance for credit losses is recorded through earnings for the amount of the credit loss, limited to the difference between the security’s amortized cost basis and fair value. Any portion of an unrealized loss that is not attributable to credit-related factors is recognized in other comprehensive income in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, the Company determined that no allowance for credit losses was required on its investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$5,541	$6,638
Restricted cash	254	166
Cash, cash equivalents and restricted cash	$5,795	$6,804
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance of the condensed consolidated financial statements. As disclosed and defined in Note 10, the 2024 Loan is due in January 2027, for total principal of $85.6 million, which is in excess of cash, cash equivalents, and marketable securities on hand as of June 30, 2026, which management has concluded is an indicator of substantial doubt about the Company’s ability to continue as a going concern.
The Company plans to cause Complex Therapeutics LLC, a wholly owned subsidiary of the Company, to execute its contractual right to extend the maturity of the 2024 Loan to January 2028. In addition, the Company may seek to cause Complex Therapeutics LLC to refinance or restructure the 2024 Loan, sell the Tarzana facility (the Tarzana facility consists of two buildings (collectively "the building") and the underlying land), to repay the 2024 Loan, or seek additional financing in the form of equity or debt instruments. There can be no assurance that new financing or other forms of funding will be available on favorable terms or at all. The Company concluded that management’s plans, including Complex Therapeutics LLC’s contractual right to exercise the extension option to January 2028, which is within Complex Therapeutics LLC’s control, alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.
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
The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any cost to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any cost to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation, if any, and reports long-lived assets in the line item “assets held for sale” in its condensed consolidated balance sheets. Refer to Note 3 for further details.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. Recoverability is generally assessed by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated over its remaining useful life. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If the useful life is shorter than originally estimated, the Company depreciates or amortizes the remaining carrying value over the revised shorter useful life. See Note 14 for more information.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The

Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.
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
In May 2026, the FASB issued ASU 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818)” to provide recognition, measurement, presentation, and disclosure guidance for environmental credits and environmental credit obligations. Upon adoption, the Company will be required to account for environmental credits and environmental credit obligations under the new guidance. The standard is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard should be adopted on a retrospective basis. The Company is currently evaluating the impact of ASU 2026-02 on its condensed consolidated financial statements and related disclosures.
A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on the Company’s condensed consolidated financial statements.
3. Assets Held for Sale
In March 2025, the Company’s board of directors (the “Board of Directors”) approved a plan to sell the Tarzana facility. The Company engaged a broker to facilitate a potential sale of the Tarzana facility and reclassified the Tarzana facility as held for sale in the consolidated balance sheet during the year ended December 31, 2025. The Tarzana facility is currently leased to AstraZeneca Pharmaceuticals LP (“Tenant”) and Tenant has a right of first offer to purchase it. Refer to Note 9.
In May 2026, the Company determined that there had been a change to its plan with respect to the Tarzana facility. As a result, management concluded that the facility no longer met the criteria for classification as held for sale under ASC 360. Consequently, in May 2026, the Tarzana facility was reclassified as held and used and resumed depreciating the asset subject to depreciation prospectively over its remaining estimated useful life. In accordance with ASC 360, a long lived asset that ceases to be classified as held for sale is measured at the lower of (a) its carrying amount before the asset was classified as held for sale, adjusted for depreciation expenses that would have been recognized had the asset been continuously classified as held and used, and (b) its fair value. The Company determined the adjusted carrying amount of the Tarzana facility to be $111.9 million, which includes $3.6 million of depreciation expense, recorded within “restructuring and impairment charges, net”, that would have been recognized had the asset been continuously classified as held and used.
In accordance with ASC 360, the building and land of the Tarzana facility were measured individually when the assets were placed back into use. The Company estimated the fair value of the Tarzana facility, including separate estimates of the fair value of the land and building, using a combination of the income capitalization approach and the sales comparison approach. These valuations represent Level 3 fair value measurements within the fair value hierarchy established by ASC 820, as each relied on significant unobservable inputs. The estimated fair value of the building exceeded its adjusted carrying amount; therefore, the building was recorded at its adjusted carrying amount in accordance with ASC 360. The estimated fair value of the land was below its adjusted carrying amount and was therefore recorded at fair value. These fair value measurements are nonrecurring and were performed solely in connection with the reclassification described above.

The Company recognized a net remeasurement loss of $0.2 million related to the reclassification of the Tarzana facility from held for sale to held and used. The land was recorded at its estimated fair value of $20.4 million at the date of reclassification, while the building was recorded at its adjusted carrying amount of $91.5 million, representing its carrying value prior to classification as held for sale adjusted for depreciation that would have been recognized had the asset remained classified as held and used. The net remeasurement loss consisted of an $8.1 million impairment loss on the Tarzana facility, comprised of a $4.5 million reduction in the carrying value of the land to fair value and a $3.6 million depreciation charge that would have been recognized had the building remained classified as held and used, partially offset by a $7.9 million remeasurement benefit resulting from the reversal of previously recognized estimated cost to sell. The net remeasurement loss was recorded in the condensed consolidated statements of operations and comprehensive loss in the line item “restructuring and impairment charges, net” for the three and six months ended June 30, 2026, under the same line in which the original impairment and estimated cost to sell charges had been recorded.
For the six months ended June 30, 2025, the Company recorded charges related to the Tarzana facility of approximately $16.6 million, consisting of $8.7 million related to impairment and $7.9 million related to the estimated cost to sell. The Company did not record any charges related to the Tarzana facility for the three months ended June 30, 2025. Refer to Note 14.
Following the reclassification, the Company recorded the Tarzana facility under “Property, plant and equipment, net” on the Company’s condensed consolidated balance sheet as of June 30, 2026. In addition, one month of depreciation of $0.2 million on the Tarzana facility was recorded in accumulated depreciation, resulting in a carrying value of $111.7 million on the Company’s condensed consolidated balance sheet as of June 30, 2026. The carrying value of the held for sale Tarzana facility was $112.1 million as of December 31, 2025.
4. Segment Reporting
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

The following table is a summary of the segment and consolidated net loss, including significant segment expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
In-process research and development	$—	$10,000	$—	$10,000
AXN-2510	269	6,597	928	11,312
Other program expenses(1)	1	146	11	802
General and administrative(2)	4,881	6,145	10,219	14,756
Restructuring and impairment charges, net	181	540	1,173	16,622
Depreciation	249	12	260	510
Interest income	(632)	(1,044)	(1,310)	(2,219)
Interest expense	1,582	1,582	3,134	2,680
Gain on contract termination	—	—	(1,620)	—
Other income, net	(2,232)	(2,584)	(4,292)	(4,869)
Segment and consolidated net loss	$4,299	$21,394	$8,503	$49,594
______________________________________________________________
(1)    Other program expenses consist of costs related to the Company’s past development of its CoStAR-TIL technology.
(2)    Depreciation expense is removed from “General and administrative” and is disclosed separately.
5. Balance Sheet Components
Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid general and administrative	$1,347	$1,170
Prepaid research and development	61	441
Tax-related receivable	26	848
Prepaid contract research organization expenses	163	431
Other current assets	76	148
Total prepaid and other current assets	$1,673	$3,038
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$20,400	$—
Building	91,515	—
Office furniture and computer equipment	501	509
Total property, plant and equipment, gross	112,416	509
Less: accumulated depreciation	(638)	(383)
Total property, plant and equipment, net	$111,778	$126
Depreciation expense was $0.2 million and nominal for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, in the condensed consolidated statements of operations and comprehensive loss. In March 2025, the Tarzana facility was classified as held for sale, and accordingly, depreciation ceased upon such classification.

In May 2026, the Company determined that the Tarzana facility no longer met the criteria for classification as held for sale and reclassified the asset as held and used. Accordingly, the carrying value of the building was adjusted to reflect the depreciation that would have been recognized had the Tarzana facility been continuously classified as held and used, as described in Note 2. Depreciation on the adjusted carrying value resumed prospectively in June 2026 and is reflected in accumulated deprecation above. See Note 2 and Note 14.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$1,275	$2,517
Accrued operational expenses	320	43
Accrued restructuring costs	155	155
Accrued research, development and clinical trial expenses	367	977
Operating lease liabilities, current	393	372
Total accrued expenses and other current liabilities	$2,510	$4,064
6. Fair Value Measurement
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$2,826	$—	$—	$2,826
U.S. Treasury bills	—	64,137	—	64,137
Total	$2,826	$64,137	$—	$66,963

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Money market funds	$4,339	$—	$—	$4,339
U.S. Treasury bills	—	69,491	—	69,491
Total	$4,339	$69,491	$—	$73,830

There were no transfers in or out of Level 1, 2 and 3 measurements for the six months ended June 30, 2026 and the year ended December 31, 2025. As of June 30, 2026 and December 31, 2025, there were no securities within Level 3 of the fair value hierarchy.
As of June 30, 2026 and December 31, 2025, the fair value of the 2024 Loan (as defined in Note 10) was $85.6 million and $85.5 million, respectively. The fair value was determined on the basis of its net present value and is considered Level 2 in the fair value hierarchy.
In May 2026, the Company determined that the Tarzana facility no longer met the criteria for classification as held for sale and reclassified it as held and used. Accordingly, depreciation resumed prospectively based on the adjusted carrying value. Each asset was measured individually at the lower of its carrying amount before the Tarzana facility was classified as held for sale, with the depreciable assets adjusted for depreciation expense that would have been recognized had the Tarzana facility been continuously classified as held and used, or its fair value as of the date of the subsequent decision not to sell. The fair values of these assets are classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized. As a result, the Company recognized a net remeasurement loss of $0.2 million during the second quarter of 2026, which is reflected in both the three and six months ended June 30, 2026 in the condensed consolidated statements of operations and comprehensive loss within the line item “restructuring and impairment charges, net.” See Note 3 and Note 14.
7. Financial Instruments
Marketable securities classified as available-for-sale on June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$64,207	$2	$(72)	$64,137

	December 31, 2025
	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	Less than one year	$69,439	$58	$(6)	$69,491
As of June 30, 2026 and December 31, 2025, marketable securities that had contractual maturities less than one year are classified as current because management considers these marketable securities to be available for current operations. The Company does not intend to sell its marketable securities and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. There were $64.1 million and $69.5 million of marketable securities classified as available-for-sale as of June 30, 2026 and December 31, 2025, respectively.
8. License and Collaboration Agreement with ImmuneOnco
On August 1, 2024, Axion Bio entered into a license and collaboration agreement (the “IO Collaboration Agreement”) with ImmuneOnco Biopharmaceuticals (Shanghai) Inc. (“ImmuneOnco”), under which it in-licensed several bispecific antibodies, including AXN-2510 and AXN-27M. As part of the IO Collaboration Agreement, Axion Bio made a $10.0 million upfront payment to ImmuneOnco during the year ended December 31, 2024. This amount was fully expensed as in-process research and development (“IPR&D”) in the same year.
During the year ended December 31, 2024, Axion Bio made a $5.0 million prepayment to ImmuneOnco for development costs, which was fully recognized as research and development expense by March 31, 2025. In April 2025, Axion Bio made a second $5.0 million prepayment to ImmuneOnco for development costs, which was fully recognized as research and development expense by September 30, 2025. In August 2025, Axion Bio made a third

$5.0 million prepayment to ImmuneOnco for development costs, which was fully recognized as research and development expense by March 31, 2026.
In June 2025, Axion Bio achieved Investigational New Drug (IND) clearance in the United States for a Phase 1 trial of AXN-2510 in relapsed/refractory solid tumors. This milestone triggered a $10.0 million development payment to ImmuneOnco, which was paid in July 2025. This amount was fully expensed as IPR&D during the second quarter of 2025.
The expenses recognized in connection with the IO Collaboration Agreement were nil and $14.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $18.4 million for the six months ended June 30, 2026 and 2025, respectively. Of these amounts, $10.0 million for both the three and six months ended June 30, 2025 related to a milestone payment triggered by IND clearance and was recorded as IPR&D expense, with the remainder recorded as a component of research and development expense on the condensed consolidated statements of operations and comprehensive loss.
On January 5, 2026, Axion Bio and ImmuneOnco entered into an agreement terminating the IO Collaboration Agreement. Under the termination agreement, Axion Bio agreed to transfer the rights, title, and interest related to AXN-2510 and AXN-27M to ImmuneOnco, and ImmuneOnco agreed to pay Axion Bio $1.8 million, of which $1.6 million was received during the quarter ended March 31, 2026 and recorded as other income as a gain on contract termination in the condensed consolidated statements of operations and comprehensive loss. The remaining $0.2 million is contingent upon the completion of specified wind-down activities and had not been earned or received as of June 30, 2026.
9. Commitments and Contingencies
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
The Company’s lease costs consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$144	$396	$323	$818
Variable lease cost	87	463	276	628
Total lease cost	$231	$859	$599	$1,446
The following table summarizes cash flow information related to the Company’s lease obligations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$186	$398	$361	$815

The following table summarizes the Company’s lease assets and liabilities (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$2,149	$238
Current operating lease liabilities	$393	$372
Non-current operating lease liabilities	$1,835	$—
The following table summarizes other supplemental information related to the Company’s lease obligations:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.68	0.70
Weighted-average discount rate	6.36%	6.75%
The Alderley Park leases in the United Kingdom are set to expire in November 2026. On April 2nd, 2026 the Company extended its lease in Dallas to April 2031.
Future minimum lease payments under operating lease liabilities were (in thousands):

June 30, 2026
2026 (remaining six months)	$329
2027	514
2028	527
2029	540
2030	553
2031 and thereafter	186
Total future lease payments	2,649
Less: imputed interest	421
Total lease liability balance	2,228
Less: current portion of operating lease liabilities	393
Total operating lease liabilities, non-current	$1,835
Current operating lease liabilities are recorded in the line item “accrued expenses and other current liabilities” in the condensed consolidated balance sheets.
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

The Lease is classified as an operating lease and revenue is recognized on a straight-line basis and is recorded within the condensed consolidated statements of operations and comprehensive loss in the line item “Other rental income” as this is not a part of the Company’s core operations. Rental income related to the Lease was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Rental income related to fixed lease income	$2,242	$2,242	$4,484	$4,484
Approximate future straight-lined contractual lease income to be recognized under the Lease in effect as of June 30, 2026, is as follows (in thousands):

June 30, 2026
2026 (remaining six months)	$4,484
2027	8,968
2028	8,968
2029	8,968
2030	8,968
2031 and thereafter	76,974
Total	$117,330
Differences between rental income earned and amounts due per the Lease are capitalized or charged, as applicable, to accrued rent receivable. As of June 30, 2026 and December 31, 2025, the Company had accrued rent receivable of $8.3 million and $7.7 million, respectively.
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
Indemnifications
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. No liability associated with such indemnifications was recorded as of June 30, 2026 and December 31, 2025.
Other Commitments
In the normal course of business, the Company enters into contracts and various purchase agreements and commitments with third-party vendors for clinical research services, products and other services for operating purposes. These agreements generally provide for termination or cancellation at the Company’s option, other than for costs already incurred.
As of June 30, 2026 and December 31, 2025, the Company had $0.2 million in commitments for contract terminations as part of the Plan (see Note 14).

10. Debt

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
On December 20, 2024 (the “Closing Date”), Complex Therapeutics LLC entered into a Term Loan Agreement (the “2024 Loan”) and related loan documents with Midland National Life Insurance Company (“Lender”), pursuant to which Lender loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million to refinance the Construction Loans. Substantially all of the 2024 Loan proceeds were used to repay in full the Construction Loans. As of both June 30, 2026 and December 31, 2025, the outstanding principal amount under the 2024 Loan was $85.6 million. Unamortized debt issuance costs were $0.4 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively.
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
The net carrying amount of the liability component of the 2024 Loan was as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount	$85,600	$85,600
Unamortized debt issuance cost	(408)	(794)
Net carrying amount	$85,192	$84,806
The following table sets forth the interest expense recognized related to the Loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Contractual interest expense	$1,389	$1,389	$2,748	$2,275
Amortization of debt issuance cost	193	193	386	405
Total interest expense related to the 2024 Loan	$1,582	$1,582	$3,134	$2,680
11. Equity
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

As of both June 30, 2026 and December 31, 2025, the Company had 6,781,976 shares of common stock outstanding.
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
As of December 31, 2025, the Company had sold 185,837 shares of common stock under the ATM Program at a weighted-average price of $37.13 per share, for net proceeds of $6.6 million, after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of both December 31, 2025 and June 30, 2026 is approximately $93.1 million. There were no sales under the ATM Program during the six months ended June 30, 2026.
Preferred Stock
The Company’s current amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock at $0.000001 par value per share. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in subsequent resolution or resolutions adopted by the board providing for the issuance of such shares. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
12. Stock-Based Compensation
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
As of June 30, 2026, 926,486 shares of common stock remained available for issuance under the 2021 Plan. During the three and six months ended June 30, 2026, options to purchase 1,250 and 132,033 shares of common stock were forfeited and expired under the 2021 Plan, respectively.
The following table sets forth stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total stock-based compensation expense	$1,036	$1,824	$2,021	$5,319

As of June 30, 2026, there was $8.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2021 Plan, which is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
In March 2021, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP was adopted by the Board of Directors and stockholders in March 2021, but the Company has not yet commenced offerings to employees under the ESPP. As of June 30, 2026, the Company had 192,148 shares of its common stock available for future issuance under the ESPP.
13. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	June 30,
	2026	2025
Stock options to purchase common stock	1,431,074	1,592,634
14. Restructuring and Impairment of Long-Lived Assets
In January 2023, the Board of Directors approved a restructuring plan and the Company announced the consolidation of the ITIL-306 Phase 1 clinical trial, which included contract terminations.
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
In March 2025, the Board of Directors approved a plan to sell the Tarzana facility, and the Company listed the Tarzana facility for sale and reclassified it as a long-lived asset held for sale and incurred impairment charges on the facility and as well as charges related to the anticipated cost to sell the facility (collectively, the “2025 Tarzana Charges”).
In January 2026, Axion Bio discontinued development of AXN-2510, and the Company terminated certain employees associated with this program (the “2026 Employee Terminations”).
In May 2026, the Company determined that the Tarzana facility no longer met the criteria for classification as held for sale and reclassified the asset as held and used. In connection with the reclassification, the Company recognized an impairment charge to reduce the carrying value of the Tarzana facility to the lower of its adjusted carrying amount and fair value (the “2026 Tarzana Charges”).
Restructuring and Impairment Charges, Net
The 2026 Employee Terminations, 2026 Tarzana Charges and 2025 Tarzana Charges are presented within the line item “restructuring and impairment charges, net” in the condensed consolidated statements of operations and comprehensive loss, resulting in a loss of $0.2 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and a loss of $0.5 million and $16.6 million for the three and six months ended June 30, 2025, respectively.

The following table summarizes the restructuring and impairment loss by category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
One-time employee termination benefits	$—	$—	$992	$—
Contract terminations	—	540	—	53
Impairment of long-lived assets held for sale and held and used, net	181	—	181	16,569
Total restructuring and impairment charges, net	$181	$540	$1,173	$16,622
Restructuring Liability
As a result of the Plan and the 2026 Employee Terminations, a restructuring liability was recorded in the condensed consolidated balance sheets under “Accrued expenses and other current liabilities” and was measured at the amount expected to be paid, or that was paid. During the three and six months ended June 30, 2026, the Company paid nil and $1.0 million of employee benefits, respectively, and expects to pay the remainder of the restructuring costs by the end of 2026.
The following table shows the restructuring liability related to the Plan and the 2026 Employee Terminations (in thousands):

	Employee Benefits	Contract Terminations	Total
Restructuring liability as of December 31, 2025	$—	$155	$155
Additions	992	—	992
Payments	(992)	—	(992)
Restructuring liability as of June 30, 2026	$—	$155	$155

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
Since inception, we have had significant operating losses. Our net loss was $4.3 million for the three months ended June 30, 2026 and $8.5 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $735.0 million. As of June 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $69.9 million, which consists of $5.5 million in cash and cash equivalents, $0.3 million in restricted cash, and $64.1 million in marketable securities. We expect to continue to incur net losses for the foreseeable future.
Components of Operating Results
Operating Expenses
In-Process Research and Development
In-process research and development, or IPR&D, expenses include IPR&D acquired as part of in-license payments made to ImmuneOnco for which there is no alternative future use, and are expensed as incurred.
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
Restructuring and Impairment Charges, Net
Restructuring and impairment charges, net for the three months ended June 30, 2026 consisted primarily of an impairment loss recognized upon reclassifying the Tarzana facility to held and used, partially offset by a reversal of previously recognized cost to sell. Restructuring and impairment charges, net for the three months ended June 30, 2025 consisted primarily of contract terminations costs.
Restructuring and impairment charges, net for the six months ended June 30, 2026 consisted primarily of a net remeasurement loss recognized upon reclassifying the Tarzana facility to held and used and employee termination costs, partially offset by a reversal of previously recognized cost to sell. Restructuring and impairment charges, net for the six months ended June 30, 2025 consisted primarily of impairment charges and related estimated cost to sell recognized in connection with classifying our Tarzana facility as held for sale, as well as contract terminations costs.
In January 2023, the Board of Directors approved a restructuring plan, and we announced the consolidation of the ITIL-306 Phase 1 clinical trial, which included contract terminations.
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
In May 2026, the Board of Directors approved discontinuing our plan to actively market the Tarzana facility for sale, and the Tarzana facility was reclassified from held for sale to held and used. In connection with the reclassification, we recognized an impairment charge to reduce the carrying value of the Tarzana facility to the lower of its adjusted carrying amount and fair value, which we refer to as the 2026 Tarzana Charges.
In January 2026, Axion Bio discontinued development of AXN-2510 and terminated certain employees associated with this program, or the 2026 Employee Terminations.
As a result of the 2026 Employee Terminations and the 2026 Tarzana Charges we incurred restructuring and impairment charges, net of $0.2 million and $1.2 million during the three and six months ended June 30, 2026, respectively.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$
Operating expenses:
In-process research and development	$—	$10,000	$(10,000)
Research and development	270	6,743	(6,473)
General and administrative	5,130	6,157	(1,027)
Restructuring and impairment charges, net	181	540	(359)
Total operating expenses	5,581	23,440	(17,859)
Loss from operations	(5,581)	(23,440)	17,859
Interest income	632	1,044	(412)
Interest expense	(1,582)	(1,582)	—
Other rental income	2,242	2,242	—
Other (expense) income, net	(10)	342	(352)
Net loss	$(4,299)	$(21,394)	$17,095
In-process Research and Development Expenses
In-process research and development expenses were nil and $10.0 million for the three months ended June 30, 2026 and 2025, respectively. The net decrease of $10.0 million was due to the fact that there was no in-license payments for the three months ended June 30, 2026 and a $10.0 million in-license payment to ImmuneOnco pursuant to the license and collaboration agreement between Axion Bio and ImmuneOnco, or the IO Collaboration Agreement, for three months ended June 30, 2025.
Research and Development Expenses
Research and development expenses were $0.3 million and $6.7 million for the three months ended June 30, 2026 and 2025, respectively. The net decrease of $6.4 million was due to:
•$5.0 million decrease in costs related to research and clinical development activities primarily due to discontinuing development of AXN-2510;
•$0.8 million decrease in consulting and professional services fees; and
•$0.6 million decrease in employee-related costs from reduced headcount, consisting primarily of a $0.5 million decrease in wages and benefits, $0.1 million decrease in stock-based compensation expense.

The following table shows our research and development expenses by program for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
In-process research and development:
AXN-2510	$—	$10,000
Research and development:
AXN-2510	269	6,597
Other program expenses (1)	1	146
Total research and development expenses	270	6,743
Total research and development by program	$270	$16,743
_____________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses
General and administrative expenses were $5.1 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively. The net decrease of $1.1 million was primarily due to:
•$0.7 million decrease in costs primarily from stock-based compensation expense; and
•$0.4 million decrease in facility and other office expenses.
Restructuring and Impairment Charges, Net
Restructuring and impairment charges, net were $0.2 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. The net decrease of $0.3 million was due to:
•$0.5 million decrease in costs resulting from a termination of a contract; partially offset by
•$0.2 million increase in impairment costs attributable to a $8.1 million impairment loss recognized on the Tarzana facility due to reclassifying the Tarzana facility to held and used, partially offset by a $7.9 million reversal of previously recognized estimated cost to sell.
Interest Income, Interest Expense, Other Rental Income and Other Income (Expense), Net
Interest income, interest expense, other rental income and other income (expense), net was $1.3 million and $2.0 million of income for the three months ended June 30, 2026 and 2025, respectively. The net decrease of $0.7 million was primarily due to:
•$0.4 million decrease in interest income related to our investments; and
•$0.3 million decrease in gain on foreign currency transactions.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$
Operating expenses:
In-process research and development	$—	$10,000	$(10,000)
Research and development	939	12,114	(11,175)
General and administrative	10,479	15,266	(4,787)
Restructuring and impairment charges, net	1,173	16,622	(15,449)
Total operating expenses	12,591	54,002	(41,411)
Loss from operations	(12,591)	(54,002)	41,411
Interest income	1,310	2,219	(909)
Interest expense	(3,134)	(2,680)	(454)
Other rental income	4,484	4,484	—
Gain on contract termination	1,620	—	1,620
Other (expense) income, net	(192)	385	(577)
Net loss	$(8,503)	$(49,594)	$41,091

In-process Research and Development Expenses
In-process research and development expenses were nil and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. The net decrease of $10.0 million was due to the fact that there was no in-license payment in the six months ended June 30, 2026 and a $10.0 million in-license payment to ImmuneOnco pursuant to the IO Collaboration Agreement in the six months ended June 30, 2025.
Research and Development Expenses
Research and development expenses were $0.9 million and $12.1 million for the six months ended June 30, 2026 and 2025, respectively. The net decrease in research and development expenses of $11.2 million was primarily due to:
•$8.7 million decrease in costs related to research and clinical development activities primarily due to discontinuing development of AXN-2510;
•$1.8 million decrease in costs from reduced headcount, consisting primarily of a $1.0 million decrease in wages and benefits, a $0.7 million decrease in stock-based compensation expense, and a $0.1 million decrease for other employee-related expenses in relation to our research and development personnel; and
•$0.7 million decrease in consulting and professional service costs.

The following table shows our research and development expenses by program for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
In-process research and development:
AXN-2510	$—	$10,000
Research and development:
AXN-2510	928	11,312
Other program expenses (1)	11	802
Total research and development expenses	939	12,114
Total research and development by program	$939	$22,114
______________________________________________________________
(1)     Other program expenses consist of costs related to our past development of our CoStAR-TIL technology.
General and Administrative Expenses
General and administrative expenses were $10.5 million and $15.3 million for the six months ended June 30, 2026 and 2025, respectively. The net decrease of $4.8 million was primarily due to:
•$3.0 million decrease in costs from reduced headcount, mainly consisting of a decrease in stock-based compensation expense of $2.6 million, a decrease in wages of $0.3 million, and a decrease in other employee-related expenses of $0.1 million;
•$1.0 million decrease in depreciation and facility costs; and
•$0.8 million decrease in consulting and professional services costs.
Restructuring and Impairment Charges, Net
Restructuring and impairment charges, net were $1.2 million and $16.6 million for the six months ended June 30, 2026 and 2025, respectively. The net change of $15.4 million was primarily due to:
•$16.4 million decrease related to a $0.2 million impairment recognized in 2026 upon reclassifying the Tarzana facility from held for sale to held and used, consisting of a $8.1 million impairment loss partially offset by a $7.9 million reversal of estimated cost to sell, compared to a $16.6 million impairment charge and related estimated cost to sell recognized on the Tarzana facility in 2025, consisting of a $8.7 million impairment loss and $7.9 million related to the estimated cost to sell; partially offset by
•$1.0 million increase in severance payments and benefits continuation costs.
Interest Income, Interest Expense, Other Rental Income, Gain on Contract Termination, and Other Income (Expense), Net
Interest income, interest expense, other rental income, gain on contract termination and other income (expense), net were $4.1 million and $4.4 million of income for the six months ended June 30, 2026 and 2025, respectively. The net decrease of $0.3 million was primarily due to:
•$0.9 million decrease in interest income related to our investments;
•$0.6 million increase in foreign currency transaction losses; and
•$0.4 million increase of interest expense from our note payable; partially offset by
•$1.6 million increase in gain on contract termination.

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
In June 2022, our wholly owned subsidiaries, Complex Therapeutics Mezzanine LLC and Complex Therapeutics LLC, entered into a mortgage construction loan and mezzanine construction loan, or together, the Construction Loans, secured by Complex Therapeutics LLC’s Tarzana, California land and building. Construction of the Tarzana facility was subsequently completed and in 2024 the facility was leased to AstraZeneca Pharmaceuticals LP, or Tenant. The initial base rent under the lease to Tenant was approximately $0.4 million per month (approximately $7.5 million annually) and the base rent escalates by 3% per annum. On December 20, 2024, or the Closing Date, Complex Therapeutics LLC entered into a Term Loan Agreement and related loan documents with Midland National Life Insurance Company, or Midland, pursuant to which Midland loaned Complex Therapeutics LLC a term loan in the principal amount of $85.6 million, or the 2024 Loan, to refinance the Construction Loans secured by the Tarzana facility. Substantially all of the 2024 Loan proceeds were used to repay in full the Construction Loans.
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
As of June 30, 2026, we have sold an aggregate of 185,837 shares of our common stock under the ATM Program for net proceeds of $6.6 million after deducting commissions and expenses of approximately $0.3 million. The remaining availability under the ATM Program as of June 30, 2026 was approximately $93.1 million.
As of June 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $69.9 million, which consisted of $5.5 million in cash and cash equivalents, $0.3 million in restricted cash, and $64.1 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Future Funding Requirements
In December 2024, Complex Therapeutics LLC entered into the 2024 Loan to refinance the Construction Loans secured by the Tarzana facility. As of June 30, 2026, the outstanding principal amount under the 2024 Loan was $85.6 million and unamortized debt issuance costs were $0.4 million. The 2024 Loan bears interest at a fixed rate of 6.35% per annum, with interest-only payments during the term of the 2024 Loan and the principal balance due in full at maturity. The 2024 Loan may be prepaid in whole but not in part. There is no prepayment fee due if the 2024 Loan is prepaid after the 12-month anniversary of the Closing Date. The 2024 Loan has a term of two years with a one-year extension option. The extension option is subject to certain conditions being met, including: (a) no potential default or event of default, (b) payment of a 0.35% extension fee and the costs and expenses of Midland incurred in connection with the extension, (c) replenishing of all reserve funds as reasonably determined by Midland, and (d) compliance with minimum debt yield and debt service coverage ratio requirements. We expect Complex Therapeutics LLC to meet all requirements necessary to exercise the extension to extend the maturity by one year to January 2028, and we expect that written notice to extend the loan will be provided as early as the 2024 Loan permits, which is no sooner than one hundred twenty days from its maturity date and no later than thirty days before its maturity date.
Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond 2027.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We evaluated our ability to continue as a going concern for the twelve months following the issuance of the condensed consolidated financial statements. As discussed above and in Note 10 to the accompanying condensed consolidated financial statements, the 2024 Loan is due in January 2027, for total principal of $85.6 million, which is in excess of cash, cash equivalents, and marketable securities on hand as of June 30, 2026, which we concluded is an indicator of substantial doubt about our ability to continue as a going concern.
We plan to exercise our contractual right to extend the maturity of the 2024 Loan to January 2028. In addition, we may seek to refinance or restructure the 2024 Loan, sell the Tarzana facility to repay the 2024 Loan, or seek additional financing in the form of equity or debt instruments. There can be no assurance that new financing or other forms of funding will be available on favorable terms or at all. We concluded that management’s plans, including Complex Therapeutics LLC’s contractual right to exercise the extension option to January 2028, which is within Complex Therapeutics LLC’s control, alleviate the conditions that raise substantial doubt about our ability to continue as a going concern.
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
Until we can generate substantial revenue from sales of a product candidate, if that occurs, we plan to fund our operations through equity offerings, debt financings, leasing income, or other capital sources. This may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, heightened inflation, fluctuations in interest rates, military conflicts, including in Ukraine and the Middle East, tariffs and recent and potential trade wars. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Cash used in operating activities	$(5,979)	$(18,986)
Cash provided by investing activities	4,974	9,211
Cash provided by financing activities	—	6,914
Net decrease in cash, cash equivalents, and restricted cash	$(1,005)	$(2,861)
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2026 was $6.0 million, which consisted of the net loss of $8.5 million, $0.8 million net change to our net operating assets and liabilities, and $3.3 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The non-cash charges primarily consisted of impairment of property, plant and equipment and estimated cost to sell, net of $0.2 million, stock-based compensation expense of $2.0 million, non-cash interest expense of $0.4 million, accretion on invested securities of $0.3 million, depreciation expense of $0.3 million, non-cash lease expense of $0.1 million, and foreign exchange remeasurement of $0.1 million. The net change in our operating assets and liabilities was primarily due to a decrease of approximately $1.6 million in accrued expenses and other current liabilities, an increase of $0.6 million in accrued rent receivable, and an increase of $0.2 million in operating lease liabilities, partially offset by a decrease of $1.4 million in prepaid expenses and other current assets and a decrease of $0.2 million in other long-term assets.
Cash used in operating activities for the six months ended June 30, 2025 was $19.0 million, which consisted of the net loss of $49.6 million and a $1.4 million net change to our net operating assets and liabilities, partially offset by $32.0 million in non-cash charges and other adjustments to reconcile net loss to net cash used in operating activities. The non-cash charges primarily consisted of impairment of property, plant and equipment and estimated cost to sell, net of $16.6 million, in-process research and development expenses of $10.0 million, stock-based compensation expense of $5.3 million, depreciation expense of $0.5 million, and non-cash interest expense of $0.4 million, partially offset by a change in foreign exchange remeasurement of $0.6 million and accretion on invested securities of $0.2 million. The net change in our operating assets and liabilities was primarily due to an decrease of $3.2 million in accrued expenses and other current liabilities, an increase of $2.7 million in accrued rent receivable, an decrease of $1.5 million in operating lease liabilities, and a decrease of $0.1 million in accounts payable, partially offset by a decrease of $5.8 million in prepaid expenses and other current assets and a decrease of $0.3 million in other long-term assets.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2026 was $5.0 million, consisting of $5.0 million of cash provided by marketable securities investments.
Cash provided by investing activities for the six months ended June 30, 2025 was $9.2 million, consisting primarily of $8.8 million of cash provided by marketable securities investments and $0.4 million of cash received from the sale of held for sale assets in the UK.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026 was nil.
Cash provided by financing activities for the six months ended June 30, 2025 was $6.9 million, and primarily consisted of net proceeds from our ATM Program of $6.6 million and net proceeds from the exercise of stock options of $0.5 million, partially offset by loan agreement closing costs of $0.2 million.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

RISK FACTORS

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following.
We have incurred significant losses related to our Tarzana, California facility and may incur additional significant losses related to the facility in the future.
To date, we have recorded $58.4 million in impairment charges on long-lived assets related to our facility in Tarzana, California. Significant impairment charges related to our Tarzana facility were recorded in the third quarter of 2023, the first quarter of 2025 and, most recently, in the second quarter of 2026. We may incur additional losses due to impairment charges related to the Tarzana facility. In addition, in the event the Tarzana facility is sold, we may not recover its carrying value and may suffer additional significant losses. Further, it is possible that we will not be able to sell the facility for an amount equal to or greater than the amount of secured debt encumbering the facility.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

INSTIL BIO, INC.

August 13, 2026	By:	/s/ Sandeep Laumas
Sandeep Laumas Chief Financial Officer and Chief Business Officer (On behalf of the registrant and in his capacity as Principal Financial Officer and Principal Accounting Officer)